Form 10-Q
period 2008-09-30
Cormac Mining Inc.
filed 2008-11-12
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-153140

CORMAC MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

936 West 14th Avenue
Vancouver, British Columbia
Canada V5Z 1R4

(Address of principal executive offices, including zip code.)

(604) 803-7040
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[	]	Accelerated Filer	[ ]
Non-accelerated Filer	[	]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,800,000 as of November 12, 2008.

Cormac Mining Inc.
(An Exploration Stage Company)

Interim Financial Statements

As at September 30, 2008

Index

Balance Sheets	F	-1

Statement of Operations	F	-2

Statement of Cash Flows	F	-3

Statement of Shareholders’ (Deficit) Equity	F	-4

Notes to the Financial Statements	F	-5

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cormac Mining Inc.
(an Exploration Stage company)
Balance Sheets
September 30, 2008 and December 31, 2007
(Unaudited - Prepared by Management)

Assets
	September 30	December 31,
	2008	2007
Current Assets
Cash and cash equivalents	$98	$8,548

Mineral property and acquisition costs	2,844	2,844

Deferred offering costs	20,000	10,000

Total Assets	$22,942	$21,392

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$14,330	$500
Due to related parties	12,000	12,000
Total Liabilities	26,330	12,500

Shareholders' equity
Capital stock (Note 4)
Preferred stock:
- 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock:
- 100,000,000 authorized shares
- par value of $0.00001
-3,800,000 shares issued and outstanding	38	38
Additional paid-in capital	7,992	7,992
Donated capital	1,950	1,950
Deficit accumulated during the
exploration stage	(13,368)	(1,088)
Total Shareholders’ Equity	(3,388)	8,892

Total Liabilities and Shareholders’ Equity	$22,942	$21,392
Note 2 - Going Concern
Note 6 - Subsequent Event

See Notes to the Financial Statements

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations
For the Nine Month and Three Month Periods ended September 30, 2008 and 2007 and from January 17, 2007 (Inception) to September 30, 2008
(unaudited - Prepared by Management)

	Nine Months ended		Three months ended			January 17, 2007
	September 30		September 30			(Inception)
						to September 30,
	2008	2007	2008		2007	2008

Operating expenses

Accounting and audit	$10,144	$400	$3,360	$	- $	10,644
Legal fees	1,216	320	416		320	1,536
Office and sundry	233	243	19		19	501
Regulatory and filing fees	352	-	-		-	352
Transfer agent	335	-	-		-	335

Net loss for the period	(12,280)	(963)	(3,795)		(339)	(13,368)

Loss per share	$(0.00)	$(0.00)	$(0.00)		$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,000,000	3,800,000		3,000,000

See Notes to the Financial Statements

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
For the Nine Month Periods ended September 30, 2008 and 2007 and from January 17, 2007 (Inception) to September 30, 2008
(Unaudited - Prepared by Management)

			January 17
			2007
	Six months ended September 30		(Inception) to
			September 30,
	2008	2007	2008

Operating activities
Net loss for the period	$(12,280)	(963)	$(13,368)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Donated office expenses	-	194	194
Non-cash working capital items:
Accounts payables and accrued liabilities	3,830	400	4,330
Net cash used in operating activities	(8,450)	(369)	(8,844)

Investing activities
Mineral property acquisition costs	-	-	(1,088)
Net cash used in investing activities	-	-	(1,088)

Financing activities
Share capital	-	30	8,030
Deferred offering costs	-	(10,000)	(10,000)
Advances from related parties	-	12,000	12,000
Net cash received from financing activities	-	2030	10,030

Changes in cash	$(8,450)	1,661	$98

Cash and cash equivalents, beginning of period	8,548	-	-

Cash and cash equivalents, end of period	$98	1,661	$98

Supplemental Cash Flow Information
Cash paid for interest	$-	-	-
Cash paid for taxes	$-	-	-
Cash paid for foreign exchange	$-	-	-

Supplemental Disclosure of Non-Cash Investing
and
Donation of mineral property	$-	1,756	1,756

See Notes to the Financial Statements

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders' (Deficit) Equity
For the Period from January 17, 2007 (Inception) to September 30, 2008
(Unaudited - Prepared by Management)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-In	Donated	Exploration	Stockholders’
	Shares	Amount	Capital	Capital	Stage	(Deficit) Equity
		$	$	$	$	$

Common stock issued for cash,	3,000,000	30	-	-	-	30
January 23, 2007, to
two directors at $0.00001 per share

Common stock issued for cash,	800,000	8	7,992	-	-	8,000
October 31, 2007, at
$0.01 per share

Donated capital (Note 6)	-	-	-	1,950	-	1,950

Net loss for the period	-		-	-	(1,088)	(1,088)

Balance	3,800,000	38	7,992	1,950	(1,088)	8,892
December 31, 2007

Net loss for the period	-	-	-	-	(12,280)	(12,280)

Balance,
September 30, 2008	3,800,000	38	7,992	1,950	(13,368)	(3,388)

See Notes to the Financial Statements

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2008

1. Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission; the interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

2. Nature and Continuance of Operations

Cormac Mining Inc. (“Cormac” or the “Company”) was incorporated January 17, 2007 under laws of Nevada. The Company is an exploration stage company engaged in the exploration for and development of base and precious metals. It holds an interest in an exploration property in British Columbia, Canada, and has not yet determined whether the property contains ore reserves that are economically recoverable.

The Company’ operations are in the exploration stage and it has not yet generated any revenue. The Company has limited cash resources and will likely require new financing, either through issuing shares or debt to continue the development of its business. Management intends to offer for sale additional common stock, however, there can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. Significant Accounting Policies

Financial instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts payable and accrued liabilities, and amounts due to a related party, approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, credit, or foreign exchange risks arising from these financial instruments

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2008

3. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS

No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations during the period ended September 30, 2008 (see Note 2).

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations during the period ended September 30, 2008. The Company did not elect to measure other assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2008

3. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entities financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS 162, “The hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting principles”. We do not expect this adoption will have a material impact on our financial statements.

4. Capital Stock

The Company intends to offer for sale in the immediate future between 1,000,000 and 2,000,000 common stock at an offering price of $0.05 per share.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2008

4. Capital Stock (continued)

The Company’s common stock is not subject to warrants, agreements or options at September 30, 2008 and December 31, 2007.

5. Related Party Transactions

During the year ended December 31, 2007, the Company received a donated mineral property in the amount of $1,756 and donated office expenditures in the amount of $194 from its President. The donated goods were recorded at the President’s carrying value. There were no transactions with related parties during the period ended September 30, 2008.

6. Subsequent Event

Subsequent to September 30, 2008, the Company was advanced a total of $13,360 by two shareholders of the Company; the advances are non-interest bearing, unsecured and have no stated terms of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Form 10-Q for the period ended September 30, 2008 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in this public offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration on the property. Our exploration program is explained in as much detail as possible in our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     If we raise the minimum amount, we will have enough money to complete our exploration programs.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money from our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is registering the property by W.G. Timmins and a physical examination of the property by Mr. Brian Roberts, our president and director. The cost of registering the claim was included in the $1,756 paid by Mr. Roberts to W.G. Timmins. No additional payments were made or are due to Mr. Timmins for his services. The claim was recorded in Mr. Roberts’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In January 2007, Mr. Roberts executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Roberts transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Roberts has not provided us with a signed or executed bill of sale in our favor. Mr. Roberts will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material. Mr. Roberts does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claim when he transfers them to us. Further, Mr. Roberts does not have the right to sell the claim at a profit to us if mineralized material is discovered on the property. Mr. Roberts must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement a two phase exploration program. Phase 1 will consist of geochemical rockchip sampling including a petrographic study. Phase 2 will consist of either a VLF of approximately 10 lines at 100m spacing or an IP survey of approximately 4 lines at 800m spacing to investigate the property as such depth. The samples will be tested to determine if mineralized material is located on the property. Based on the tests, we will determine if we terminate operations or proceed with additional exploration of the property. The proceeds from our public offering are designed to fund the costs of Phase 1 and Phase 2 of our exploration program, including sampling and testing. We intend to take our rockchip samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount through our public offering.

     We estimate the cost of the geochemical rockchip sampling including assaying and the petrographic study to be $7,000. The VLF will cost $5,000 and the IP will cost $13,000. Where we raise the minimum or the maximum amount of money, we intend to implement both Phase 1 and Phase 2 of the exploration program. We will begin exploration activity 90 days after we complete our public offering, weather permitting.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.	0-90 days after completion of our public offering, retain our consultant to manage the exploration of the property. Cost - $2,500 to $5,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.	90-180 days after completion of our public offering. - Phase 1 which will consist of geochemical rockchip sampling including petrographic study. We estimate the cost of the geochemical rockchip sampling including assaying and the petrographic study to be $7,000.

3.	180-210 days after completion of our public offering. - Phase 2 which will consist of either a VLF or approximately 10 lines at 100m spacing or an IP survey of approximately 4 lines at 800m spacing to investigate the property depth. We estimate the cost of the VLF to be $5,000 and the cost of the IP to be $13,000.

4.	210-270 days after completion of our public offering. Based upon the test from Phase 1 and Phase 2 of the program, Mr. Roberts will confer with the consultant to determine if we will terminate operations or proceed with additional exploration of the property.

     The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section of our prospectus. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     We have discussed this matter with our officers and directors and Mr. Roberts and Mr. Hill have agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral; there is nothing in writing to evidence the same. While Mr. Roberts and Mr. Hill have agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We acquired the right to explore one property which consists of one claim containing 12 cells comprising of a total of 616 acres. The property is registered and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of our prospectus we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 3,800,000 shares of our common stock and received $8,030.

     As of the date of our prospectus, we have yet to begin operations and therefore have not generated any revenues.

     In January 2007, we issued 3,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 and in October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 . The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares. Mr. Brian Roberts and Peter Hill advanced $12,000 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194 respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and Mr. Hill is non-interest bearing, unsecured and have no stated terms of repayment. Further the agreement with Mr. Roberts is oral and there is no written document evidencing the agreement.

     As of September 30, 2008 our total assets were $22,943.00 consisting of cash and mineral properties. Our total liabilities were $26,330.00.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our

Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 18, 2008 the SEC declared our Form S-1 registration statement effective (SEC File No 333-153140) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares common stock maximum at an offering price of $0.05 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock.

ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2008.

CORMAC MINING INC.
(Registrant)

BY:	BRIAN ROBERTS
Brian Roberts, President and Principal
Executive Officer

BY:	PETER HILL
Peter Hill, Treasurer, Principal Financial
Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002