Form 10-K
period 2008-12-31
Cormac Mining Inc.
filed 2009-03-31
CIK 1443270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2008

Commission file number 333-153140

CORMAC MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

     936 West 14th Avenue
Vancouver, British Columbia
Canada V5Z 1R4
(Address of principal executive offices, including zip code.)

(604) 803-7040
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2009 - $0.00

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	12
Item 1B.	Unresolved Staff Comments.	15
Item 2.	Properties.	15
Item 3.	Legal Proceedings.	15
Item 4.	Submission of Matters to a Vote of Security Holders.	15

	PART II

Item 5	Market Price for the Registrant’s Common Equity, Related Stockholders Matters	16
	and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operation.	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 8.	Financial Statements and Supplementary Data.	22
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	35
Item 9A.	Evaluation of Disclosure Controls and Procedures.	35
Item 9B.	Other Information.	36

	PART III

Item 10.	Directors and Executive Officers, Promoters and Corporate Governance.	36
Item 11.	Executive Compensation.	37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters.	38
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	39
Item 14.	Principal Accounting Fees and Services.	40

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.	41

PART I.

ITEM 1.     BUSINESS.

General

     We were incorporated in the State of Nevada on January 17, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 936 West 14th Avenue, Vancouver, British Columbia, Canada V5Z 1R4. This is our mailing address as well. Our telephone number is (604) 803-7040. Mr. Roberts supplies this office space on a rent-free basis.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Background

     In January 2007, Brian Roberts, our president and a member of the board of directors acquired one mining claim containing twelve cells in British Columbia, Canada by arranging the registration of the same through W.G. Timmins, a consulting geologist and a non-affiliated third party. Mr. Timmins is a self-employed consulting geologist residing in British Columbia.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our sole officer, director and current shareholders to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell.

     Mr. Roberts paid Mr. Timmins $1,756 to register the claim. No additional payments were made or are due Mr. Timmins for his services. The claim was recorded in Mr. Roberts name to avoid incurring additional costs at this time. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those addition costs would be a waste of our money at this time. The additional costs would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. Should Mr. Roberts transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Roberts will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create.

     In January 2007, Mr. Roberts executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in anyway, except to transfer the property to us. He has not provided us with a signed or executed bill of sale in our favor. In the event that Mr. Roberts transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Roberts has not provided us with a signed or executed bill of sale in our favor. He will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

     Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Roberts will convey title to the property to the wholly owned subsidiary corporation. To date we have not performed any work on the property.

British Columbia Minerals

     All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the province of British Columbia.

     In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

     The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 per cell is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

     Our property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Our Claim

     The following is a list of tenure numbers, claim, date of recording and expiration date of our claim:

		Date of	Date of
Tenure No.	Claim Name	Recording	Expiration

523368	Sack	May 23, 2006	December 2, 2009

     In order to maintain the claim we must pay a fee of CND$100 per year per cell.

Location and Access

     The Sack claim is located 40 kilometers northeast of Merritt, British Columbia. The claim group lies approximately six kilometers north of Stump Lake. Access to the property is by Highway No. 5 (Merritt-Kamloops Highway) that cuts through the southern portion of the property along the north shore of Stump lake. A dirt trail utilized for access to grazing land cuts east-west through the claim. Access to this road is from Highway No. 5 to the east. Permission from grazing rights owners is required to utilize this dirt road. All portions of the property are readily accessible on foot. Numerous fences criss-cross the area.

History

     There is no record or evidence of previous exploration.

Regional Geology

     The area is underlain by the Upper Triassic Nicola Group volcanic rocks. These rocks consist largely of andesite and basalt with very minor, thin-interbedded pyroclastic and sedimentary formations. Intrusive dykes of diorite to gabbro composition also occur within the Nicola sequence, possibly representing the intrusive feeders, to the extrusive flow rocks.

     The oldest rocks in the area are the Paleozoic or older chlorite schists and gneisses which outcrop in the western area of the property. Also to the west are the intrusive Nicola Batholith rocks of granite, granodiorite and quartz diorite composition. Fracturing, faulting (including the regional scale Quilchena fault system) and topographic lineaments tend to exhibit generally north-south strikes.

Property Geology

     The Sack claims are underlain by Triassic-Jurassic Nicola Group volcanics and sediments subdivided into five distinct lithologies or Units.

     Unit 1 consists of volcanics subdivided into fine to medium grained dark green, often amygdaloidal andesite-basalt, and feldspar porphyry, fine grained, dark green matrix with white to gray feldspar phenocrysts.

     Unit 2 is subdivided into rhyolite which is fine-grained, white to grey colored, siliceous, often with well developed banding, and a lapilli tuff, fine to medium grained, white to green colored, and siliceous.

     Unit 3 consists of coarse-grained massive andesite to basalt locally with coarser grained gabbroic zones.

     Unit 4 is a coarse grained, polymictic volcanic breccia-agglomerate, with conglomeratic-like phases. The breccia matrix is fine grained, mafic and often epidote rich.

     Unit 5 is composed of a fine grained, aphanitic, grey to black, well bedded argillite. The unit is pervasively gossan stained.

     Two types of quartz veins occur throughout the sequence, namely sheeted quartz-chalcedony veins and white, bull quartz veins.

MAP 1

FIGURE 1
LOCATION PLAN
SCALE
50
0
50
100 km
N
WILLIAMS LAKE
97
ASHCROFT
KAMLOOPS
REVELSTOKE
1
Highland
Valley
5
MERRITT
1
VANCOUVER
HOPE
PRINCETON
PENTICTON
5
OSOYOOS
3
BRITISH COLUMBIA
WASHINGTON U.S.A.

7

MAP 2

PROPERTY LOCATION
DOUGLAS
PLATEAU
Nicola Lake
DOUGLAS LAKE
Nicola River
Douglas Lake
MEADOW HILLS
MT HAMILTON
Joins Map 888A, Princeton.
MAP 886A
NICOLA
KAMLOOPS AND YALE DISTRICTS
BRITISH COLUMBIA
Scale 253,440 or 1 Inch to 4 Miles
Approximate magnetic declination, 24°30' to 27° East.

FIGURE 4
PROPERTY AREA
GEOLOGY

8

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after our public offering has been completed. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

     Other than our right to conduct exploration activity on our property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Roberts, our president, director and shareholder. Under this oral agreement, Mr. Roberts has allowed us to conduct exploration activity on the property. Mr. Roberts holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals are found, if they can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we complete our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the registering the property by W.G. Timmins and a physical examination of the property by Mr. Roberts, our president and director. The cost of registering the claim was included in the $1,756 paid by Mr. Roberts to Mr. Timmins.

     Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement a two phase exploration program. Phase 1 will consist of geochemical rockchip sampling including a petrographic study. Phase 2 will consist of either a VLF of approximately 10 lines at 100m spacing or an IP survey of approximately 4 lines at 800m spacing to investigate the property as such depth. The samples will be tested to determine if mineralized material is located on the property. Based on the tests, we will determine if we terminate operations or proceed with additional exploration of the property. The proceeds from this offering are designed to fund the costs of Phase 1 and Phase 2 of our exploration program, including sampling and testing. We intend to take our rockchip samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of our public offering.

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

     The breakdowns were made in consultation with Mr. Timmins.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration activity ninety days after our public offering is completed, weather permitting.

Competitive Factors

     The gold mining industry is fragmented. There are there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our property is registered on British Columbia Mineral Titles Online system. We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals.

     This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

     We can explore for minerals on the property and are in compliance with the Code rules and regulations. The Code rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of our public offering. Mr. Roberts has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Subcontractors

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director. Mr. Roberts will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete our public offering.

ITEM 1A.     RISK FACTORS.

Please consider the following risk factors.

     1.   If we do not raise at least the minimum amount of our public offering, we will have to suspend or cease operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. If we do not raise at least the minimum amount from our public offering, we will have to suspend or cease operations within twelve months.

     2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation and the funds we raise from our public offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

     3.  Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

     4.  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on January 17, 2007, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $17,731. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

     Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     6.  Because title to the property is held in the name of our sole officer, if he transfers the property to someone other than us, we will cease operations.

     Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Brian Roberts, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     7.  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     8.  Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claim to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

     9.  Because Mr. Roberts has other outside business activities, he will only be devoting 10% of his time, or four hours per week to ours operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Roberts, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Roberts. As a result, exploration of the property may be periodically interrupted or suspended.

     10.  If our sole officer and director resigns or die without having found a replacement our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have only one officer and director. Previously we had an additional officer and director, however, he died. We are entirely dependent upon Mr. Roberts to conduct our operations. If he should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, we will cease operations entirely. In that event, you will lose your entire investment.

     11.  Because there is no public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES.

     We currently do not own any property. We have the right to conduct exploration activities on one mineral claim. The following is a list of tenure numbers, claim, and expiration date of our claims:

		Date of	Date of
Tenure No.	Claim Name	Recording	Expiration

523368	Sack	May 23, 2006	December 2, 2009

     In order to maintain the claim we must pay a fee of CND$100 per year per cell.

     The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 per cell is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

ITEM 3.      LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

     Brian Roberts, our sole officer and director, the Estate of Peter Hill, deceased, and four individuals currently own 3,800,000 shares of our stock. They will likely sell a portion of their stock if the market price goes above $0.05. If they do sell their stock into the market, the sales may cause the market price of the stock to drop. All of Mr. Hill’s share holdings are currently held in his estate which has not yet been finalized. The only beneficiary of his estate is his wife, Ruth Hill.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our public offering

     On September 18, 2008, the Securities and Exchange Commission declared the Form S-1 Registration Statement effective, file number 333-153140, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share. There was no underwriter involved in our public offering.

     As of the date of this report, we have not completed our initial public offering. We are preparing a Form S-1 Post-Effective Amendment regarding the death of Mr. Hill.

ITEM 6.	SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

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

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money from our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only events that have occurred was registering the property by W.G. Timmins and a physical examination of the property by Mr. Brian Roberts, our president and director. The cost of registering the claim was included in the $1,756 paid by Mr. Roberts to W.G. Timmins. No additional payments were made or are due to Mr. Timmins for his services. The claim was recorded in Mr. Roberts’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In January 2007, Mr. Roberts executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Roberts transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Roberts has not provided us with a signed or executed bill of sale in our favor. Mr. Roberts will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material. Mr. Roberts does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claim when he transfers them to us. Further, Mr. Roberts does not have the right to sell the claim at a profit to us if mineralized material is discovered on the property. Mr. Roberts must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

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

     Brian Roberts has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral; there is nothing in writing to evidence the same. While Mr. Roberts has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We acquired the right to explore one property which consists of one claim containing 12 cells comprising of a total of 616 acres. The property is registered and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 3,800,000 shares of our common stock and received $8,030.

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

     In January 2007, we issued 2,000,000 shares of common stock to Brian Roberts, our sole officer and director and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors. Mr. Hill died on January 9, 2009. The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 . The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares. Mr. Brian Roberts and Peter Hill advanced $12,000 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194 respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

     As of December 31, 2008 our total assets were $22,905 consisting of cash and mineral properties. Our total liabilities were $30,656.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Cormac Mining Inc.
(An Exploration Stage Company)

Financial Statements

As at December 31, 2008

I. Vellmer Inc.
Chartered Accountant*
721 – 602 W. Hastings Street
Vancouver, B.C., V6B 1P2
	Tel:	604-687-3773
	Fax:	604-687-3778
E-mail: v ellmer @i-v ellmer .ca
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cormac Mining Inc.
(An Exploration Stage Company)

I have audited the balance sheets of Cormac Mining Inc. as at December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on January 17, 2007 to December 31, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Cormac Mining Inc. as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and from inception on January 17, 2007 through to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business is in the exploration stage and has not generated any revenue to date. At December 31, 2008 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada	I. VELLMER INC.
March 20, 2009	Chartered Accountants

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
December 31, 2008 and 2007

Assets	2008	2007
Current
Cash and cash equivalents	$61	8,548

Mineral properties (note 2)	2,844	2,844

Deferred offering costs	20,000	10,000

Total Assets	$22,905	21,392

Liabilities
Current
Accounts payable and accrued liabilities	$4,880	500
Due to related parties (note 4)	25,776	12,000
Total Liabilities	30,656	12,500

Shareholders' (Deficiency) Equity

Capital stock (note 5)	38	38
Preferred stock: 100,000,000 authorized shares
-par value of $0.00001
-no shares issued and outstanding
Common stock: 100,000,000 authorized shares
-par value of $0.00001
-3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital (note 6 )	1,950	1,950
Deficit accumulated during the exploration stage	(17,731)	(1,088)
Total Shareholders’ (Deficiency) Equity	(7,751)	8,892

Total Liabilities and Shareholders’ (Deficiency) Equity	$22,905	21,392

Note 1 – Going Concern

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Operations
For the years ended December 31, 2008 and 2007 and
from January 17, 2007 (Inception) to December 31, 2008

			January 17, 2007
			(Inception) to
			December 31,
	2008	2007	2008

Operating expenses
Accounting and audit	$11,610	$500	$12,110
Legal fees	2,226	320	2,546
Mineral exploration expenditures	1,850	-	1,850
Office and sundry	270	268	538
Regulatory and filing fees	352	-	352
Transfer agent	335	-	335

Net loss for the year	$(16,643)	$(1,088)	$(17,731)

Loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,090,544

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to December 31, 2008

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders’
			Paid-In	Donated	Exploration	(Deficiency)

	Common Stock
	Shares	Amount	Capital	Capital	Stage	Equity
		$	$	$	$	$

Common stock issued for	3,000,000	30	-	-	-	30
cash, January 23, 2007, to
two directors at $0.00001 per
share

Common stock issued for	800,000	8	7,992	-	-	8,000
cash, October 31, 2007, at
$0.01 per share

Donated capital (Note 6)	-	-	-	1,950	-	1,950

Net loss for the period	-		-	-	(1,088)	(1,088)

Balance,
December 31, 2007	3,800,000	38	7,992	1,950	(1,088)	8,892

Net loss for the year	-	-	-	-	(16,643)	(16,643)

Balance,
December 31, 2008	3,800,000	38	7,992	1,950	(17,731)	(7751)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
For the years ended December 31, 2008 and 2007 and
from January 17, 2007 (Inception) to December 31, 2008

			January 17, 2007
			(Inception) to
			December 31,
	2008	2007	2008

From (used in):
Operating activities
Net loss for the year	$(16,643)	$(1,088)	$(17,731)
Items not requiring cash outlay:
-Donated office expenses	-	194	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	4,380	500	4,880
Net cash used in operating activities	(12,263)	(394)	(12,657)

Investing activities
Mineral property acquisition costs	-	(1,088)	(1,088)

Financing activities
Share capital	-	8,030	8,030
Deferred offering costs	(10,000)	(10,000)	(20,000)
Advances from related parties	13,776	12,000	25,776
Net cash provided by financing activities	3,776	10,030	13,806

Changes in cash and cash equivalents	(8,487)	8,548	61

Cash and cash equivalents, beginning of year	8,548	-	-

Cash and cash equivalents, end of year	$61	$8,548	$61

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$-	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Donation of mineral property	$-	$-	$1,756

F -4

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2008 and 2007

1. Nature and Continuance of Operations

Cormac Mining Inc. (“Cormac” or the “Company”) was incorporated January 17, 2007 under the laws of Nevada. The Company is an exploration stage company engaged in the exploration for and development of base and precious metals. It holds an interest in an exploration property in British Columbia, Canada, and has not yet determined whether the property contains ore reserves that are economically recoverable.

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

2. Significant Accounting Policies

Basis of Accounting
These audited financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States of America, and are presented in U.S. dollars.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Foreign Currency Translation
The Company's functional currency is the United States dollar. Some transactions occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on foreign currency translation are included in operations in the period in which they are incurred.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

2. Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2008 the Company does not have any cash equivalents; at the same date, its cash is deposited in bank accounts that are not federally insured.

Long-Lived Asset Impairments and Assets Held for Sale
The Company has adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets to be Disposed of”. SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal.

Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at December 31, 2008.

Mineral Property Acquisition and Exploration Expenses
Mineral property exploration costs are charged to operations as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets”, and are amortized using the units-of-production method over the estimated life of probable, proven reserves. The Company assesses the carrying costs for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If mineral properties are abandoned or estimated to be impaired, any capitalized costs will be charged to operations

Income Taxes
Deferred income taxes are provided for temporary differences between the GAAP and tax-reporting amounts of assets and liabilities. If it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation reserve is recognized and no benefit is recorded

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

2. Significant Accounting Policies (continued)

Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Financial Instruments
The fair values of cash and cash equivalents, accounts payable and accrued liabilities and advances from related parties were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Management does not believe the Company is exposed to significant credit risk.

Management, as well, does not believe the Company is exposed to significant interest rate risks during the period presented in these financial statements.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Capital Transactions Costs
The Company defers direct and incremental costs incurred in connection with the issuance of share capital and other capital transactions as a non-current asset and charges the costs against share capital when the capital transaction is completed or to expense when the capital transaction is abandoned.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities –an amendment of FASB Statement No.133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entities financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)
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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 163 on its financial statements by does not expect it to have a material effect.

3. Mineral Property Acquisition Costs

During the period ended December 31, 2007, the Company acquired the mineral rights to twelve claim units in the Nicola Mining Division of the Province of British Columbia with an expiry date of December 2009; the claims are named collectively the Sack Property. As at December 31, 2008, the mineral rights are held in trust for the Company by its President.

4. Due to Related Parties

Two directors of the Company are owed $12,000 (2007 - $12,000) for expenses paid on behalf of the Company. The amounts due are non-interest bearing, have no stated terms of repayment and are unsecured. In addition, two shareholders of the Company are owed $13,776 (2008 - $nil). The advances are non-interest bearing, unsecured, and are repayable only at the Company’s discretion.

5. Capital Stock

There are no outstanding warrants, agreements or options on shares as at December 31, 2008 and 2007.

The Company intends to offer for sale in the immediate future between 1,000,000 and 2,000,000 common stock at an offering price of $0.05 per share.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

6. Donated Capital

During the year ended December 31, 2007, the Company received a donated mineral property in the amount of $1,756 and donated office expenditures in the amount of $194 from its President. The donated goods were recorded at the President’s carrying value. There were no goods or services donated to the Company in the year ended December 31, 2008.

7. Income Taxes

No provision for income taxes has been made for the periods presented as the Company has incurred net losses. The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

		2008	2007

Statutory rate		30.5%	34.5%

Income taxes recovered at the effective tax rate		$5,076	$375

Adjustment for temporary timing differences:		(564)	(67)

		4,512	308
Benefit of tax losses not recognized in year		(4,512)	(308)

Income tax recovery (expense) recognized in year		$-	$-

	December 31,	December 31,
	2008	2007
Net operating loss carry forwards
(expiring in 2027-2028)	$15,687		$894
Deferred tax assets	$5,384		$308
Effect of change in tax rate on valuation allowance	(36)		-
Less: Valuation allowance	(5,348)		(308)
Net deferred tax assets	$-		$-

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

8. Subsequent Event

Subsequent to year end, a shareholder advanced $6,500 to the Company. The advances are non-interest bearing, unsecured, and are repayable only at the Company’s discretion.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2008, included in this report have been audited by I. Vellmer, as set forth in this annual report.

ITEM 9A.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit.

Management’s Report on Internal Control Over Financial Reporting.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of the inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2008.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls.

ITEM 9B.      OTHER INFORMATION.

       None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

     Each of our directors serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Brian Roberts	45	president, principal executive officer, secretary, and
936 West 14th Avenue		director
Vancouver, British Columbia
Canada V5Z 1R4

     The person named above has held his office/position since inception of our company and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Officers and Directors

     Brian Roberts has been our president, principal executive officer, secretary and director since January 17, 2007 and our treasurer, principal financial officer, principal accounting officer since January 9, 2009, upon the death of Peter Hill, our former treasurer, principal financial officer, principal accounting officer and director. For the past 19 years Mr. Roberts has been self employed in providing administration, investor relations, sales and marketing, management consulting and equity financing services to emerging private and public companies.

     Peter Hill was our treasurer, principal financial officer, principal accounting officer and director from January 17, 2007 until the date of his death, on January 9, 2009.

Conflicts of Interest

     We believe that Mr. Roberts will not be subject to conflicts of interest since we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

     In the event Mr. Roberts resigns as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair,  accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Compliance with Section 16(a) of the Exchange Act

     We are not subject to Section 16(a) of the Securities Exchange Act of 1934 as of the date of this report.

ITEM 11.     EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us from inception on January 17, 2007 through December 31, 2008, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Brian Roberts	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Peter Hill	2008	0	0	0	0	0	0	0	0
(Secretary	2007	0	0	0	0	0	0	0	0
deceased 2009)	2006	0	0	0	0	0	0	0	0

     We have not paid any salaries in 2008, and we do not anticipate paying any salaries at any time in 2009. We will not begin paying salaries until we have adequate funds to do so.

     The following table sets forth all compensation paid to our directors during the calendar year December 31, 2008. We have not paid any compensation to our directors in 2009 and do not anticipate paying any compensation to our directors in 2009.

DIRECTOR COMPENSATION

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian Roberts	2008	0	0	0	0	0	0

Peter Hill, deceased	2008	0	0	0	0	0	0

      Our directors do not receive any compensation for serving as members of the board of directors.

     As of the date hereof, we have not entered into an employment contract with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of the date of this report, the total number of shares of common stock beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Brian Roberts	2,000,000	52.63%
936 West 14th Avenue
Vancouver, BC
Canada V5Z 1R4

All Officers and Directors	2,000,000	52.63%
as a Group (1 person)

Estate of Peter Hill, deceased [2]	1,000,000	26.32%
1016 - 470 Granville St.
Vancouver, BC
Canada V6C 1V5

Frank Roberts	200,000	5.26%
2302 - 738 Broughton St.
Vancouver, BC
Canada V6G-3A7

Marc Branson	200,000	5.26%
1016 - 470 Granville St.
Vancouver, BC
Canada V6C 1V5

Charles Hill	200,000	5.26%
1050 Harwood Street
Vancouver, BC
Canada V6E 1R4

Mark Van der Horst	200,000	5.26%
2162 Acadia Road
Vancouver, BC
Canada V6T 1R5

[1]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mr. Roberts is the only "promoter" of our company.

[2]

In early 2009, Mr. Peter Hill, our former Treasurer, Chief Financial Officer, Principle Financial Officer and a member of our Board of Directors, passed away. All of Mr. Hill’s share holdings are currently held in his estate which has not yet been finalized. The only beneficiary of his estate is his wife, Ruth Hill.

Future Sales by Existing Stockholders

     In January, 2007 2,000,000 shares of common stock were issued to Brian Roberts, our sole officer and director in January 2007 and 1,000,000 shares of common stock were issued to the late Mr. Peter Hill, formerly an officer and director. In addition in October 2007, we issued 800,000 shares of common stock to four individuals. The 3,800,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition provided we were not a shell company at the time of issuance.

     Shares purchased in our public offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     Brian Roberts, our sole officer and director, the Estate of Peter Hill, deceased, and four individuals currently own 3,800,000 shares of our stock. They will likely sell a portion of their stock if the market price goes above $0.05. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

     Because our sole officer and director will control us after the completion of our public offering, regardless of the number of shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

     In January 2007, we issued a total of 2,000,000 shares of restricted common stock to Brian Roberts, our president, secretary and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $20. We also issued a total of 1,000,000 shares of restricted common stock to Peter Hill, our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors. Mr. Hill passed away in early 2009. All of Mr. Hill’s share holdings are currently held in his estate which has not yet been finalized. This was accounted for as an acquisition of shares of common stock in the amount of $10.

     Mr. Roberts also caused the property, comprised of twelve cells to be registered at a cost of $1,756. The claim was registered by W.G. Timmins for the $1,756. The terms of the transaction with Mr. Timmins were at arm length and Mr. Timmins was not an affiliate. Mr. Roberts will transfer the claim to us if mineralized material is found on the claim. Mr. Roberts will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claim.

      Mr. Roberts allows us to use approximately 320 square feet at his home on a rent free basis.

     As at June 30, 2008, Mr. Roberts advanced $10,000 and Mr. Hill advanced $2,000 to cover our initial expenses. All of Mr. Hill’s share holdings and the advancement of $2000 are currently held in his estate which has not yet been finalized.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$11,556	I. Vellmer Inc. Chartered Accountants
2007	$-0-	I. Vellmer Inc. Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	I. Vellmer Inc. Chartered Accountants
2007	$-0-	I. Vellmer Inc. Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	I. Vellmer Inc. Chartered Accountants
2007	$-0-	I. Vellmer Inc. Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	I. Vellmer Inc. Chartered Accountants
2007	$-0-	I. Vellmer Inc. Chartered Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:
Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S -1	8/18/08	3.1

3.2	Bylaws.	S -1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S -1	8/18/08	4.1

10.1	Trust Agreement	S -1	8/18/08	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
Principal Financial Officer pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-				X
Oxley Act of 2002 for the Chief Executive Officer and
Chief Financial Officer.

99.1	Subscription Agreement	S -1	8/18/08

99.2	Charter Audit Committee				X

99.3	Disclosure Committee				X

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2009.

CORMAC MINING INC.

BY: BRIAN ROBERTS
       Brian Roberts
       President, Principal Executive Officer,
       Treasurer, Principal Financial Officer and
       Principal Accounting Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN ROBERTS	President, Chief Executive Officer, Treasurer, Secretary,	March 31, 2009
Brian Roberts	Chief Financial Officer, Principal Accounting Officer and
a sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S -1	8/18/08	3.1

3.2	Bylaws.	S -1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S -1	8/18/08	4.1

10.1	Trust Agreement	S -1	8/18/08	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302 of
	the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-				X
	Oxley Act of 2002 for the Chief Executive Officer and
	Chief Financial Officer.

99.1	Subscription Agreement	S -1	8/18/08

99.2	Charter Audit Committee				X

99.3	Disclosure Committee				X