Form 10-Q
period 2009-03-31
Cormac Mining Inc.
filed 2009-05-15
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [   ]  NO[ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,800,000 shares of common stock as of May 14, 2009.

PART 1- FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Cormac Mining Inc.
(An Exploration Stage Company)

Interim Financial Statements

As at March 31, 2009
(Unaudited)

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2009	2008
Current
Cash and cash equivalents	$3,780	$61

Mineral properties	2,844	2,844

Deferred offering costs	20,000	20,000

Total Assets	$26,624	$22,905

Liabilities
Current
Accounts payable and accrued liabilities	$9,264	$4,880
Due to related parties	34,678	25,776
Total Liabilities	43,941	30,656

Shareholders' (Deficiency) Equity

Capital stock (note 4)	38	38
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares
- par value of $0.00001
- 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(27,298)	(17,731)
Total Shareholders’ (Deficiency) Equity	(17,318)	(7,751)

Total Liabilities and Shareholders’ (Deficiency) Equity	$26,624	$22,905

Note 2 – Nature and Continuance of Operations

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Operations
(Unaudited)

			January 17, 2007
	3 Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

Operating expenses
Accounting and audit	$4,817	$2,554	$16,927
Legal fees	4,115	800	6,661
Foreign exchange	595	-	595
Mineral exploration expenditures	-	-	1,850
Office and sundry	40	185	578
Regulatory fees	-	352	352
Transfer agent	-	335	335

Net loss for the year	$(9,567)	$(4,226)	$(27,298)

Loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to March 31, 2009
(Unaudited)

			Additional		Deficit Accumulated During	Total Stockholders’
	Common Stock		Paid-In	Donated	the Exploration	(Deficiency)
	Shares	Amount	Capital	Capital	Stage	Equity
		$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	30
Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000	8	7,992	-	-	8,000
Donated capital	-	-	-	1,950	-	1,950
Net loss for the period	-		-	-	(1,088)	(1,088)
Balance, December 31, 2007	3,800,000	38	7,992	1,950	(1,088)	8,892

Net loss for the year	-	-	-	-	(16,643)	(16,643)

Balance, December 31, 2008	3,800,000	38	7,992	1,950	(17,731)	(7,751)

Net loss for the period	-	-	-	-	(9,567)	(9,567)

Balance, March 31, 2009	3,800,000	38	7,992	1,950	(27,298)	(17,318)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	3 Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

From (used in):
Operating activities
Net loss for the year	$(9,567)	$(1,088)	$(27,298)
Items not requiring cash outlay:
-Donated office expenses	-	194	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	4,384	500	9,264
Net cash used in operating activities	(5,183)	(394)	(17,840)

Investing activities
Mineral property acquisition costs	-	(1,088)	(1,088)

Financing activities
Share capital	-	8,030	8,030
Deferred offering costs	-	(10,000)	(20,000)
Advances from related parties	8,903	12,000	34,678
Net cash provided by financing activities	8,903	10,030	22,708

Changes in cash and cash equivalents	3,719	8,548	3,780

Cash and cash equivalents, beginning of year	61	-	-

Cash and cash equivalents, end of year	$3,780	$8,548	$3,780

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission; the interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. Nature and Continuance of Operations

Cormac Mining Inc. (“Cormac” or the “Company”) was incorporated January 17, 2007 under laws of Nevada.  The Company is an exploration stage company engaged in the exploration for and development of base and precious metals.  It holds an interest in an exploration property in British Columbia, Canada, and has not yet determined whether the property contains ore reserves which are economically recoverable.

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

3. Significant Accounting Policies

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents,  accounts payable and accrued liabilities, and amounts due to related parties, approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, credit or foreign exchange risks arising from these financial instruments.

Cormac Mining Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Cormac Mining Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2009
(Unaudited)

3. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We do not expect this adoption will have a material impact on our financial statements.

4. Capital Stock

The Company intends to offer for sale in the immediate future between 1,000,000 and 2,000,000 common stock at an offering price of $0.05 per share.

The Company’s common stock is not subject to warrants, agreements or options at March 31, 2009.

5. Subsequent Event

Subsequent to March 31, 2009, a shareholder advanced $Cdn 2,985.  The advance is non-interest bearing, unsecured and repayable at the discretion of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

In January 2007, we issued 2,000,000 shares of common stock to Brian Roberts, our sole officer and director and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors.  Mr. Hill died on   January 9, 2009.  The shares of common stock were issued  pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.   In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 . The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares.  Since inception of the Company on January 17, 2007 up until March 31, 2009, Mr. Brian Roberts and Peter Hill advanced $12,000 and two shareholders advanced $22,678 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194 respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand.  The amount owed to the two shareholders is non-interest bearing, unsecured and repayable at the discretion of the Company.  Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

As of March 31, 2009 our total assets were $26,624 consisting of cash and mineral properties. Our total liabilities were $43,941.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective however the following material deficiencies exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

(ii)	As the Company is governed by one officer who is also the only director, there is an inherent lack of segregation of duties and lack of independent governing board.

(iii)
The Company does not have standard procedure in place to ensure that the financial statements agree to the underlying source documents and accounting records, that all of its transactions are completely reflected in the financial statements.

(iv)
There are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 18, 2008 the SEC declared our Form S-1 registration statement effective (SEC File No 333-153140) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares common stock maximum at an offering price of $0.05 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock.  As a result of the death of Peter Hill, our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors, we intend to file a post-effective amendment to our Form S-1 registration statement.  Until we file such post-effective amendment and the same has been declared effective by the SEC, we will not sell any shares of common stock in our public offering.

ITEM 6.                  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May, 2009.

CORMAC MINING INC.

BY:	BRIAN ROBERTS
Brian Roberts, President and Principal Executive
Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX
Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002