Form 10-K/A
period 2008-12-31
Cormac Mining Inc.
filed 2009-07-21
CIK 1443270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer                                                  [  ]                      Accelerated Filer                                           [  ]
Non-accelerated Filer                                                      [  ]                      Smaller Reporting Company                       [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2009 - $0.00

REASON FOR THIS AMENDMENT

In the course of filing a post-effective amendment to our Form S-1 registration statement, staff for the SEC asked us to address and disclose the following in our Form 10-K for the year ended December 31, 2008:

When material weaknesses over financial reporting were identified; by whom they were identified; and the when the material weaknesses first began; and,

The impact of the material weaknesses on our financial reporting and the control environment; our current plans, if any, to remediate the weakness; and any costs associated with remediation steps.

ITEM 9A.                       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.   Due to limited resources there is a lack of segregation of duties in financial reporting and, further a lack of expertise relating to complex financial reporting issues.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.  Material weakness identified included:

*	Lack of segregation of duties
*	Lack of expertise relating to complex financial reporting issues

These weaknesses may result in a more than remote likelihood that a material misstatement would not be prevented or detected.

The foregoing material weaknesses were identified on March 24, 2009 by our auditor, I Vellmer Inc.  The material weaknesses first began on January 9, 2009.  There is no impact upon on our financial reporting or our control environment.  There is no current plan to remediate the weaknesses and there were no costs incurred.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no  changes in our internal controls or in other factors that could affect those controls.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement	S-1	8/18/08	99.1

99.2	Charter Audit Committee	10-K	3/31/09	99.2

99.3	Disclosure Committee	10-K	3/31/09	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of July 2009.

CORMAC MINING INC.

By:	BRIAN ROBERTS
Brian Roberts
President, Principal Executive Officer,
Treasurer, Principal Financial Officer,
Principal Accounting Officer and Secretary.

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN ROBERTS	President, Chief Executive Officer, Treasurer, Secretary,	July 20, 2009
Brian Roberts	Chief Financial Officer, Principal Accounting Officer and
sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement	S-1	8/18/08	99.1

99.2	Charter Audit Committee	10-K	3/31/2009	99.2

99.3	Disclosure Committee	10-K	3/31/2009	99.3