Form 10-Q/A
period 2009-03-31
Cormac Mining Inc.
filed 2009-07-21
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,800,000 shares as of May 14, 2009.

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

In conjunction with the comments we received, we reviewed our disclosure that our disclosure controls and procedures and concluded they were not effective.

PART I – FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our Disclosures Controls and Procedures were not effective as of the end of the period covered by this report. Due to limited resources there is a lack of segregation of duties in financial reporting and, further a lack of expertise relating to complex financial reporting issues.

Internal Control Over Financial Reporting

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2009.  The material weakness identified included:

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

Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of July 2009.

CORMAC MINING INC.

BY:	BRIAN ROBERTS
Brian Roberts,
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002