Form 10-Q
period 2009-06-30
Cormac Mining Inc.
filed 2009-08-14
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53613

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,800,000 shares of common stock as of August 14, 2009.

PART 1- FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Cormac Mining Inc.
(An Exploration Stage Company)

Interim Financial Statements

As at June 30, 2009 (Unaudited)

Index

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2009	2008
Current
Cash and cash equivalents	$875	$61

Mineral properties	2,844	2,844

Deferred offering costs	24,110	20,000

Total Assets	$27,829	$22,905

Liabilities
Current
Accounts payable and accrued liabilities	$9,703	$4,880
Due to related parties	37,456	25,776
Total Liabilities	47,159	30,656

Shareholders' (Deficiency) Equity

Capital stock (note 4)	38	38
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares
- par value of $0.00001
- 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(29,310)	(17,731)
Total Shareholders’ (Deficiency) Equity	(19,330)	(7,751)

Total Liabilities and Shareholders’ (Deficiency) Equity	$27,829	$22,905

Note 2 – Nature and Continuance of Operations

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations
For the Six Month and Three Month Periods ended June 30, 2009 and 2008 and from January 17, 2007 (Inception) to June 30, 2009
(Unaudited - Prepared by Management)

					January 17,
	Six Months ended		Three months ended		2007 (Inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009

Operating expenses
Accounting and audit	$6,479	$6,784	$1,662	$4,230	$21,135
Foreign exchange	(70)	-	(665)	-	(70)
Legal fees	4,851	800	736	-	6,701
Office and sundry	69	203	39	18	607
Regulatory and filing fees	250	352	250	-	602
Transfer agent	-	335	-	-	335

Net loss for the period	$(11,579)	$(8,474)	$(2,022)	$(4,248)	$(29,310)

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to June 30, 2009
(Unaudited)

					Deficit
					Accumulated	Total
			Additonal		During the	Stockholders'
	Common Stock		Paid-In	Donated	Exploration	(Deficiency)
	Shares	Amount	Capital	Capital	Stage	Equity
		$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	30

Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000	8	7,992	-	-	8,000

Donated capital	-	-	-	1,950	-	1,950

Net loss for the period	-		-	-	(1,088)	(1,088)

Balance,
December 31, 2007	3,800,000	38	7,992	1,950	(1,088)	8,892

Net loss for the year	-	-	-	-	(16,643)	(16,643)

Balance,
December 31, 2008	3,800,000	38	7,992	1,950	(17,731)	(7,751)

Net loss for the period	-	-	-	-	(11,579)	(11,579)

Balance,
June 30, 2009	3,800,000	38	7,992	1,950	(29,310)	(19,330)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	6 Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009

From (used in):
Operating activities
Net loss for the year	$(11,579)	$(8,474)	$(29,310)
Items not requiring cash outlay:
-Donated office expenses	-	-	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	4,823	4,284	9,703
Net cash used in operating activities	(6,756)	(4,190)	(19,413)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	-	-	8,030
Deferred offering costs	(4,110)	-	(24,110)
Advances from related parties	11,680	-	37,456
Net cash provided by financing activities	7,570	-	21,376

Changes in cash and cash equivalents	814	(4,190)	875

Cash and cash equivalents, beginning of year	61	8,548	-

Cash and cash equivalents, end of year	$875	$4,358	$875

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$(70)	$-	$(70)

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission; the interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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
June 30, 2009
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
June 30, 2009
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

In June 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the requirements of SFAS No. 165 as at April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

Cormac Mining Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Unaudited)

3. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities. SFAS No. 166 also changes the criteria for a transfer of financial assets to qualify as a sales-type transfer. SFAS No. 166 will be effective for the Company on January 1, 2010. We do not expect this adoption will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 will be effective for the Company on January 1, 2010. We do not expect this adoption will have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will apply the requirements of SFAS No. 168 to its financial statements and will update its disclosure references to the new FASB codification for the interim period ended September 30, 2009 and does not expect it to have a material impact on its financial position or results of operations.

In April 2009, the Financial Accounting Standards Board, (“FASB”) issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the requirements of FSP FAS 157-4 as at April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

Cormac Mining Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2009
(Unaudited)

3. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

4. Capital Stock

The Company intends to offer for sale in the immediate future between 1,000,000 and 2,000,000 common stock at an offering price of $0.05 per share.

The Company’s common stock is not subject to warrants, agreements or options at June 30, 2009.

5. Subsequent Event

Subsequent to June 30, 2009, a shareholder advanced $US 7,500.  The advance is non-interest bearing, unsecured and repayable at the discretion of the Company.  Subsequent events are disclosed up to August 12, 2009.

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

    In January 2007, we issued 2,000,000 shares of common stock to Brian Roberts, our sole officer and director and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors.  Mr. Hill died on   January 9, 2009.  The shares of common stock were issued  pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.   In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 . The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares.  Since inception of the Company on January 17, 2007 up until June 30, 2009, Mr. Brian Roberts and Peter Hill advanced $12,000 and two shareholders advanced $25,456 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194 respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand.  The amount owed to the two shareholders is non-interest bearing, unsecured and repayable at the discretion of the Company.  Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

    As of June 30, 2009 our total assets were $27,829 consisting of cash and mineral properties. Our total liabilities were $47,159.

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

    Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009.  The material weakness identified included:

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

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On September 18, 2008 the SEC declared our Form S-1 registration statement effective (SEC File No 333-153140) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares common stock maximum at an offering price of $0.05 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock.  As a result of the death of Peter Hill, our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors, we filed a post-effective amendment to our Form S-1 registration statement.  The post-effective amendment was declared effective by the SEC on August 4, 2009.

ITEM 6.	EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of August, 2009.

CORMAC MINING INC.

BY:	BRIAN ROBERTS
Brian Roberts, President and Principal Executive
Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX
Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 ofthe Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002