Form 10-Q
period 2009-09-30
Cormac Mining Inc.
filed 2009-11-16
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,800,000 shares of common stock as of November 13, 2009.

PART 1- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Cormac Mining Inc.
(An Exploration Stage Company)

Interim Financial Statements

As at September 30, 2009
(Unaudited)

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2009	2008
Current
Cash and cash equivalents	$5,556	$61

Mineral properties	2,844	2,844

Deferred offering costs	24,110	20,000

Total Assets	$32,510	$22,905

Liabilities
Current
Accounts payable and accrued liabilities	$2,472	$4,880
Due to related parties	55,956	25,776
Total Liabilities	58,428	30,656

Shareholders' (Deficiency) Equity

Capital stock (note 4)	38	38
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares
- par value of $0.00001
- 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(35,898)	(17,731)
Total Shareholders’ (Deficiency) Equity	(25,918)	(7,751)

Total Liabilities and Shareholders’ (Deficiency) Equity	$32,510	$22,905

Note 2 – Nature and Continuance of Operations

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations
For the Nine Month and Three Month Periods ended September 30, 2009 and 2008 and from January 17, 2007 (Inception) to September 30, 2009
(Unaudited - Prepared by Management)

					January 17,
	Nine Months ended		Three months ended		2007 (Inception)
	Sept 30,		Sept 30,		to Sept 30,
	2009	2008	2009	2008	2009

Operating expenses
Accounting and audit	$7,969	$10,144	$1,490	$3,360	$22,625
Foreign exchange	(70)	-	-	-	(70)
Legal fees	9,910	1,216	5,059	416	11,760
Office and sundry	108	233	39	19	646
Regulatory and filing fees	250	352	-	-	602
Transfer agent	-	335	-	-	335

Net loss for the period	$(18,167)	$(12,280)	$(6,588)	$(3,795)	$(35,898)

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to September 30, 2009
(Unaudited)

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders’
	Common Stock		Paid-In	Donated	Exploration	(Deficiency)
	Shares	Amount	Capital	Capital	Stage	Equity
		$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	30
Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000	8	7,992	-	-	8,000
Donated capital	-	-	-	1,950	-	1,950
Net loss for the period	-		-	-	(1,088)	(1,088)

Balance, December 31, 2007	3,800,000	38	7,992	1,950	(1,088)	8,892

Net loss for the year	-	-	-	-	(16,643)	(16,643)

Balance, December 31, 2008	3,800,000	38	7,992	1,950	(17,731)	(7,751)

Net loss for the period	-	-	-	-	(18,167)	(18,167)

Balance, September 30, 2009	3,800,000	38	7,992	1,950	(35,898)	(25,918)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	9 Months Ended		(Inception) to
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009

From (used in):
Operating activities
Net loss for the year	$(18,167)	$(12,280)	$(35,898)
Items not requiring cash outlay:
-Donated office expenses	-	-	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	(2,408)	3,830	8,962
Net cash used in operating activities	(20,575)	(8,450)	(26,742)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	-	-	8,030
Deferred offering costs	(4,110)	-	(24,110)
Advances from related parties	30,180	-	55,956
Net cash provided by financing activities	26,070	-	39,876

Changes in cash and cash equivalents	5,495	(8,450)	12,046

Cash and cash equivalents, beginning of year	61	8,548	-

Cash and cash equivalents, end of year	$5,556	$98	$12,046

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$(70)	$-	$(70)

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2009
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission; the interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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
Notes to the Interim Financial Statements
June 30, 2009
(Unaudited)

3. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations (see Note 2).

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.  The Company did not elect to measure other assets and liabilities at fair value.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will apply the requirements of SFAS No. 168 to its financial statements and will update its disclosure references to the new FASB codification for the interim period ended September 30, 2009.  The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

The Company’s common stock is not subject to warrants, agreements or options at September 30, 2009.

5. Subsequent Event

 There were no material subsequent events. Subsequent events are disclosed up to November 10, 2009.

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

In January 2007, we issued 2,000,000 shares of common stock to Brian Roberts, our sole officer and director and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors.  Mr. Hill died on   January 9, 2009.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.   In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares.  Since inception of the Company on January 17, 2007 up until September 30, 2009, Mr. Brian Roberts and Peter Hill advanced $12,000 and two shareholders advanced $43,956 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194 respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand.  The amount owed to the two shareholders is non-interest bearing, unsecured and repayable at the discretion of the Company.  Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

As of September 30, 2009 our total assets were $32,510 consisting of cash mineral properties, and deferred offering costs. Our total liabilities were $58,428.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009.  The material weakness identified included:

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

Changes in Internal Control Over Financial Reporting

           There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of November 2009.

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