Form 10-K
period 2009-12-31
Cormac Mining Inc.
filed 2010-03-31
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 000-53613

CORMAC MINING INC.

Nevada
(State or other jurisdiction of incorporation or organization)

936 West 14th Avenue
Vancouver, British Columbia
Canada V5Z 1R4
 (Address of Principal Executive Offices, including zip code)

(604) 803-7040
 (Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [ X ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer [ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2009: $0.00.
The registrant had 3,800,000 shares of common stock outstanding as of December 31, 2009.

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

Our Claim

The following is a list of tenure numbers, claim, date of recording and expiration date of our claim:
		Date of	Date of
Tenure No.	Claim Name	Recording	Expiration

523368	Sack	May 23, 2006	December 2, 2010

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

MAP 1

MAP 2

PROPERTY LOCATION
N

MAP 886A

NICOLA

KAMLOOPS AND YALE DISTRICTS

BRITISH COLUMBIA

Scale, one inch to 4 Miles

FIGURE 4
PROPERTY AREA
GEOLOGY

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

We were incorporated on January 17, 2007, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $36,621.  To achieve and maintain profitability and positive cash flow we are dependent upon:

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

We currently do not own any property.  We have the right to conduct exploration activities on one mineral claim.  The following is a list of tenure numbers, claim, and expiration date of our claims:

		Date of	Date of
Tenure No.	Claim Name	Recording	Expiration

523368	Sack	May 23, 2006	December 2, 2010

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

Status of our public offering

    On August 4, 2009, the Securities and Exchange Commission declared Post Effective Amendment No 1/A-1 to our Form S-1 Registration Statement effective, file number 333-153140, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share. There was no underwriter involved in our public offering.

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

In January 2007, we issued 2,000,000 shares of common stock to Brian Roberts, our sole officer and director and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors.  Mr. Hill died on   January 9, 2009.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.   In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares.  Since inception of the Company on January 17, 2007 up until December 31, 2009, Mr. Brian Roberts and Peter Hill advanced $12,000 and two shareholders advanced $44,481 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194 respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand.  The amount owed to the two shareholders is non-interest bearing, unsecured and repayable at the discretion of the Company.  Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

As of December 31, 2009 our total assets were $32,776 consisting of cash mineral properties, and deferred offering costs. Our total liabilities were $59,408.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Cormac Mining Inc.
(An Exploration Stage Company)

Financial Statements

As at December 31, 2009 and 2008

I. Vellmer Inc.
Chartered Accountant*
721 – 602 W. Hastings Street
Vancouver, B.C., V6B 1P2

		Tel:	604-687-3773
		Fax:	604-687-3778
	E-mail:	vellmer@i-vellmer.ca
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cormac Mining Inc.
(An Exploration Stage Company)

I have audited the balance sheets of Cormac Mining Inc. as at December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and from inception on January 17, 2007 to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Cormac Mining Inc. as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and from inception on January 17, 2007 through to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s business is in the exploration stage and has not generated any revenue to date.  At December 31, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

I VELLMER INC.
Vancouver, Canada	I Vellmer Inc.
March 30, 2010	Chartered Accountants

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
December 31, 2009 and 2008

Assets	2009	2008
Current
Cash and cash equivalents	$1,355	$61

Mineral property (note 3)	2,844	2,844

Capital transaction costs	28,577	20,000

Total Assets	$32,776	$22,905

Liabilities
Current
Accounts payable and accrued liabilities	$2,927	$4,880
Due to related parties (note 4)	56,481	25,776
Total Liabilities	59,408	30,656

Shareholders' (Deficiency) Equity

Capital stock (note 5)	38	38
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares
- par value of $0.00001
- 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital (note 6 )	1,950	1,950
Deficit accumulated during the exploration stage	(36,612)	(17,731)
Total Shareholders’ (Deficiency) Equity	(26,632)	(7,751)

Total Liabilities and Shareholders’ (Deficiency) Equity	$32,776	$22,905

Note 1 – Going Concern

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Operations
For the years ended December 31, 2009 and 2008 and from January 17, 2007 (Inception) to December 31, 2009

			January 17, 2007
			(Inception) to
			December 31,
	2009	2008	2009
Operating expenses
Accounting and audit	$9,093	$11,610	$21,203
Legal fees	6,886	2,226	9,432
Mineral exploration expenditures	2,051	1,850	3,901
Office and sundry	601	270	1,139
Regulatory and filing fees	250	352	602
Transfer agent	-	335	335

Net loss for the year	$(18,881)	$(16,643)	$(36,612)

Loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to December 31, 2009

								Deficit Accumulated	Total
				Additional				During the	Stockholders'
	Common Stock				Paid-In		Donated	Exploration	(Deficiency)
	Shares		Amount		Capital		Capital	Stage	Equity
		$		$		$		$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000		30		-		-	-	30

Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000		8		7,992		-	-	8,000

Donated capital (note 6)	-		-		-		1,950	-	1,950

Net loss for the period	-				-		-	(1,088)	(1,088)

Balance, December 31, 2007	3,800,000		38		7,992		1,950	(1,088)	8,892

Net loss for the year	-		-		-		-	(16,643)	(16,643)

Balance, December 31, 2008	3,800,000		38		7,992		1,950	(17,731)	(7,751)

Net loss for the year	-		-		-		-	(18,881)	(18,881)

Balance, December 31, 2009	3,800,000		38		7,992		1,950	(36,612)	(26,632)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
For the years ended December 31, 2009 and 2008 and from January 17, 2007 (Inception) to December 31, 2009

			January 17, 2007
			(Inception) to
			December 31,
	2009	2008	2009

From (used in):
Operating activities
Net loss for the year	$(18,881)	$(16,643)	$(36,612)
Items not requiring cash outlay:
-Donated office expenses	-	-	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	(1,953)	4,380	2,927
Net cash used in operating activities	(20,834)	(12,263)	(33,491)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	-	-	8,030
Deferred offering costs	(8,577)	(10,000)	(28,577)
Advances from related parties	30,705	13,776	56,481
Net cash provided by financing activities	22,128	3,776	35,934

Changes in cash and cash equivalents	1,294	(8,487)	1,355

Cash and cash equivalents, beginning of year	61	8,548	-

Cash and cash equivalents, end of year	$1,233	$61	$1,355

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$595	$-	$595

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2009 and 2008

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

Foreign Currency Translation

The Company's functional currency is the United States dollar. Some transactions occur in Canadian currency, and management has adopted FASB ASC Topic 830-20 “Foreign Currency Transactions”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.  Gains and losses arising on foreign currency translation are included in operations in the period in which they are incurred.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

2. Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2009 the Company does not have any cash equivalents; at the same date its cash is deposited in bank accounts that are not federally insured.

Mineral Property Acquisition and Exploration Expenses

Mineral property exploration costs are charged to operations as incurred. Mineral property acquisition costs are initially capitalized when incurred and are amortized using the units-of-production method over the estimated life of probable, proven reserves.  If mineral properties are abandoned or estimated to be impaired, any capitalized costs will be charged to operations.

Long-Lived Asset Impairments

The Company has adopted the provisions of FASB ASC Topic 360-10-35 “Property, Plant & Equipment – Subsequent Measurement”.  Accordingly, it has established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Management believes that there has not been any impairment of the Company’s long-lived assets as at December 31, 2009 and 2008.

Capital Transactions Costs
The Company defers direct and incremental costs incurred in connection with the issuance of share capital and other capital transactions as a non-current asset and charges the costs against share capital when the capital transaction is completed or to expense when the capital transaction is abandoned.

Comprehensive Income
In accordance with FASB ASC Topic 220 “Comprehensive Income,” comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  There are no items of comprehensive income or loss as at December 31, 2009 and 2008.

Income Taxes

Deferred income taxes are provided for temporary differences between the GAAP and tax-reporting amounts of assets and liabilities. If it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation reserve is recognized and no benefit is recorded

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

2. Significant Accounting Policies (continued)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with FASB ASC Topic 260 “Earnings Per Share”.  Both basic and diluted earnings per share (EPS) are presented on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options; it is not presented where anti dilutive.

Fair Value Measurements

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements
In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard did not have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)
In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

3. Mineral Property Acquisition Costs

During the period ended December 31, 2007, the Company acquired 100% of the mineral rights to twelve claim units in the Nicola Mining Division of the Province of British Columbia with an expiry date of December 2010; the claims are named collectively the Sack Property.  As at December 31, 2009, the mineral rights are held in trust for the Company by its President.

Exploration expenditures incurred during the year ended December 31, 2009 consisted of $2,051 claim maintenance fees (2008 - $nil, cumulative $2,051) and geological reporting fees of $nil (2008 - $1,850, cumulative $1,850).

4. Due to Related Parties

One director of the Company is owed $10,000 (2008 - $10,000) and one former director of the Company is owed $2,000 (2008 - $2,000), both for expenses paid on behalf of the Company. The amounts due are non-interest bearing, have no stated terms of repayment and are unsecured.

In addition, two shareholders of the Company are owed $44,481 (2008 - $13,776).  These advances are non-interest bearing, unsecured, and are repayable at the Company’s discretion.

Cormac Mining Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2009 and 2008

5. Capital Stock

There are no outstanding warrants, agreements or options on shares as at December 31, 2009 and 2008.

The Company intends to offer for sale in the immediate future between 1,000,000 and 2,000,000 common stock at an offering price of $0.05 per share.

6. Donated Capital

During the year ended December 31, 2007, the Company received a donated mineral property in the amount of $1,756 and donated office expenditures in the amount of $194 from its President. The donated goods were recorded at the President’s carrying value.  There were no goods or services donated to the Company in the years ended December 31, 2009 and 2008.

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	2009	2008

Statutory rate	30.0%	30.5%

Income taxes recovered at the effective tax rate	$ 5,664	$ 5,076

Adjustment for temporary timing differences:	(615)	(564)

	5,049	4,512
Benefit of tax losses not recognized in year	(5,049)	(4,512)

Income tax recovery (expense) recognized in year	$ -	$ -

Cormac Mining Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2009 and 2008

7. Income Taxes (Continued)
	December 31, 2009	December 31, 2008

Net operating loss carry forwards (expiring in 2027-2029)	$ 36,612	$ 15,687
Deferred tax assets	$ 10,984	$ 5,384
Effect of change in tax rate on valuation allowance	(183)	(36)
Less: Valuation allowance	(10,801)	(5,384)

Net deferred tax assets	$ -	$ -

8.  Subsequent Event

Subsequent to December 31, 2009 a shareholder advanced $2,940 (Cdn$3,000) to the Company.  The advances are non-interest bearing, unsecured, and repayable at the Company’s discretion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the years ended December 31, 2009 and 2008, included in this report have been audited by I. Vellmer, as set forth in this annual report.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.  Material weakness identified included:

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Brian Roberts	46	president, principal executive officer, secretary, and
936 West 14th Avenue		director
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

Compliance with Section 16(a) of the Exchange Act

      Brian Roberts, our sole officer and director, has failed to file his initial Form 3 which was due at the SEC on April 3, 2009.  Further, Mr. Roberts failed to file a Form 5 disclosing his failure to file his Form 3.  The Form 5 was due at the SEC on February 14, 2010.  Mr. Roberts has not indicated when he intends to file the Form 3 or Form 5.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on January 17, 2007 through December 31, 2009, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Brian Roberts	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Peter Hill	2009	0	0	0	0	0	0	0	0
(Secretary	2008	0	0	0	0	0	0	0	0
deceased 2009)	2007	0	0	0	0	0	0	0	0

We have not paid any salaries in 2009, and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth all compensation paid to our directors during the calendar year December 31, 2009.  We have not paid any compensation to our directors in 2010 and do not anticipate paying any compensation to our directors in 2010.

DIRECTOR COMPENSATION

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian Roberts	2009	0	0	0	0	0	0

Peter Hill, deceased	2009	0	0	0	0	0	0

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

As at December 31, 2009, Mr. Roberts advanced $10,000 and Mr. Hill advanced $2,000 to cover our initial expenses.  All of Mr. Hill’s share holdings and the advancement of $2000 are currently held in his estate which has not yet been finalized.  Further, as at December 31, 2009, two shareholders have advanced $44,481.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$9,093	I. Vellmer Inc. Chartered Accountants
2008	$11,556	I. Vellmer Inc. Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-0-	I. Vellmer Inc. Chartered Accountants
2008	$-0-	I. Vellmer Inc. Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-0-	I. Vellmer Inc. Chartered Accountants
2008	$-0-	I. Vellmer Inc. Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-0-	I. Vellmer Inc. Chartered Accountants
2008	$-0-	I. Vellmer Inc. Chartered Accountants

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2010.

CORMAC MINING INC.
BY:	BRIAN ROBERTS
Brian Roberts
President, Principal Executive Officer,
Treasurer, Principal Financial Officer and
Principal Accounting Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN ROBERTS Brian Roberts	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer, Principal Accounting Officer and a sole member of the Board of Directors	March 29, 2010

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement	S-1	8/18/08	99.1

99.2	Charter Audit Committee	10-K	3/31/09	99.2

99.3	Disclosure Committee	10-K	3/31/09	99.3