Form 10-Q
period 2010-03-31
Cormac Mining Inc.
filed 2010-05-17
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53613

CORMAC MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

936 West 14th Avenue
Vancouver, British Columbia
Canada V5Z 1R4
 (Address of principal executive offices, including zip code.)

(604) 803-7040
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]     NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,800,000 shares of common stock as of May 17, 2010.

PART 1- FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Cormac Mining Inc.
(An Exploration Stage Company)

Interim Financial Statements

As at March 31, 2010
(Unaudited)

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2010	2009
Current
Cash and cash equivalents	$1,317	$1,355

Mineral properties	2,844	2,844

Deferred offering costs	28,577	28,577

Total Assets	$32,738	$32,776

Liabilities
Current
Accounts payable and accrued liabilities	$6,787	$2,927
Due to related parties	59,481	56,481
Total Liabilities	66,268	59,408

Shareholders' (Deficiency) Equity

Capital stock (note 4)	38	38
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares
- par value of $0.00001
- 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(43,510)	(36,612)
Total Shareholders’ (Deficiency) Equity	(33,530)	(26,632)

Total Liabilities and Shareholders’ (Deficiency) Equity	$32,738	$32,776

Note 2 – Nature and Continuance of Operations

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations
For the Three Month Periods ended March 31, 2010 and 2009 and from January 17, 2007 (Inception) to March 31, 2010
(Unaudited )

			January 17,
	Three months ended		2007 (Inception)
	March 31,		to Mar 31,
	2010	2009	2010

Operating expenses
Accounting and audit	$5,360	$6,010	$26,563
Legal fees	1,500	4,114	10,932
Mineral exploration expenditures	-	-	3,901
Office and sundry	38	40	1,177
Regulatory and filing fees	-	-	602
Transfer agent	-	-	335

Net loss for the period	$(6,898)	$(10,164)	$(43,510)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of
shares outstanding – basic and diluted	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to March 31, 2010
(Unaudited)

					Deficit Accumulated	Total
			Additional		During	Stockholders’
	Common Stock		Paid-In	Donated	the Exploration	(Deficiency)
	Shares	Amount	Capital	Capital	Stage	Equity
		$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	30
Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000	8	7,992	-	-	8,000

Donated capital	-	-	-	1,950	-	1,950

Net loss for the period	-		-	-	(1,088)	(1,088)

Balance, December 31, 2007	3,800,000	38	7,992	1,950	(1,088)	8,892

Net loss for the year	-	-	-	-	(16,643)	(16,643)

Balance, December 31, 2008	3,800,000	38	7,992	1,950	(17,731)	(7,751)

Net loss for the year	-	-	-	-	(18,881)	(18,881)

Balance, December 31, 2009	3,800,000	38	7,992	1,950	(36,612)	(26,632)

Net loss for the period	-	-	-	-	(6,898)	(6,898)

Balance, March 31, 2010	3,800,000	38	7,992	1,950	(43,510)	(33,530)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010

From (used in):
Operating activities
Net loss for the period	$(6,898)	$(10,164)	$(43,510)
Items not requiring cash outlay:
- Donated office expenses	-	-	194
Non-cash working capital items:
- Accounts payable and accrued liabilities	3,860	4,383	6,787
Net cash used in operating activities	(3,038)	(5,781)	(36,529)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	-	-	8,030
Deferred offering costs	-	-	(28,577)
Advances from related parties	3,000	9,500	59,481
Net cash provided by financing activities	3,000	9,500	38,934

Changes in cash and cash equivalents	(38)	3,719	1,317

Cash and cash equivalents, beginning of year	1,355	61	-

Cash and cash equivalents, end of year	$1,317	$3,780	$1,317

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$-	$-	$(70)

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission; the interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

3. Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements as at December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable and accrued liabilities and loans payable to related parties approximate their fair value due to their short term nature.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2010
(Unaudited)

3. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

4. Capital Stock

The Company intends to offer for sale in the immediate future between 1,000,000 and 2,000,000 common stock at an offering price of $0.05 per share.

The Company’s common stock is not subject to warrants, agreements or options at March 31, 2010.

5. Subsequent Event

In April of 2010 a shareholder advanced an additional $US8,000 to the Company.  The advance is non-interest bearing, unsecured and repayable at the discretion of the Company.

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

As of March 31, 2010 our total assets were $32,738 consisting of cash, mineral properties, and deferred offering costs. Our total liabilities were $66,268.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010.  The material weakness identified included:

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

Changes in Internal Control Over Financial Reporting

           There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 18, 2008 the SEC declared our Form S-1 registration statement effective (SEC File No 333-153140) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares common stock maximum at an offering price of $0.05 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock.  As a result of the death of Peter Hill, our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors, we filed a post-effective amendment to our Form S-1 registration statement.  The post-effective amendment was declared effective by the SEC on August 4, 2009.  On April 29, 2010 we filed a second post effective amendment to the registration statement which has not been declared effective as of the date of this report.

ITEM 5.          OTHER INFORMATION

On April 22, 2010 we appointed Locke B. Goldsmith as our Vice President.  Mr. Goldsmith has been a consulting geologist, and has been active in mining exploration since 1958.

We failed to report the foregoing on a Form 8-K within 4 business days and accordingly are reporting the same herein.

ITEM 6.          EXHIBITS.

      The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of May, 2010.

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