Form 10-Q
period 2010-06-30
Cormac Mining Inc.
filed 2010-08-16
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [  ]     NO [ X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,800,000 shares of common stock as of August 13, 2010.

PART 1- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Cormac Mining Inc.
(An Exploration Stage Company)

Interim Financial Statements

As at June 30, 2010
(Unaudited)

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2010	2009
Current
Cash and cash equivalents	$1,256	$1,355

Mineral properties	2,844	2,844

Deferred offering costs	34,751	28,577

Total Assets	$38,851	$32,776

Liabilities
Current
Accounts payable and accrued liabilities	$8,833	$2,927
Due to related parties	67,481	56,481
Total Liabilities	76,314	59,408

Shareholders' Deficiency

Capital stock (Note 4)	38	38
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares
- par value of $0.00001
- 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(47,443)	(36,612)
Total Shareholders’ Deficiency	(37,463)	(26,632)

Total Liabilities and Shareholders’ Deficiency	$38,851	$32,776

Note 2 – Nature and Continuance of Operations

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations
For the Six Month and Three Month Periods ended June 30, 2010 and 2009 and from January 17, 2007 (Inception) to June 30, 2010
(Unaudited )

					January 17,
					2007
	Six months ended		Three months ended		(Inception)
	June 30,		June 30,		to Jun 30,
	2010	2009	2010	2009	2010

Operating expenses
Accounting and audit	$6,851	6,479	$1,491	1,662	$28,054
Foreign exchange	(9)	(70)	(9)	(665)	(79)
Legal fees	3,834	4,851	2,334	736	13,266
Mineral exploration expenditures	-	-	-	-	3,901
Office and sundry	155	69	117	39	1,364
Regulatory and filing fees	-	250	-	250	602
Transfer agent	-	-	-	-	335

Net loss for the period	$(10,831)	(11,579)	$(3,933)	(2,022)	$(47,443)

Loss per share	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to June 30, 2010
(Unaudited)

						Deficit
						Accumulated	Total
				Additional		During	Stockholders’
	Common Stock			Paid-In	Donated	the Exploration	(Deficiency)
	Shares	Amount		Capital	Capital	Stage	Equity
		$		$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000		30	-	-	-	30

Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000		8	7,992	-	-	8,000

Donated capital	-		-	-	1,950	-	1,950

Net loss for the period	-			-	-	(1,088)	(1,088)

Balance, December 31, 2007	3,800,000		38	7,992	1,950	(1,088)	8,892

Net loss for the year	-		-	-	-	(16,643)	(16,643)

Balance, December 31, 2008	3,800,000		38	7,992	1,950	(17,731)	(7,751)

Net loss for the year	-		-	-	-	(18,881)	(18,881)

Balance, December 31, 2009	3,800,000		38	7,992	1,950	(36,612)	(26,632)

Net loss for the period	-		-	-	-	(10,831)	(10,831)

Balance, June 30, 2010	3,800,000		38	7,992	1,950	(47,443)	(37,463)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010

From (used in):
Operating activities
Net loss for the period	$(10,831)	(11,579)	$(47,443)
Items not requiring cash outlay:
-Donated office expenses	-	-	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	5,906	4,823	8,833
Net cash used in operating activities	(4,925)	(6,756)	(38,416)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	-	-	8,030
Deferred offering costs	(6,174)	(4,110)	(34,751)
Advances from related parties	11,000	11,680	67,481
Net cash provided by financing activities	4,824	7,570	40,760

Changes in cash and cash equivalents	(99)	814	1,256

Cash and cash equivalents, beginning of period	1,355	61	-

Cash and cash equivalents, end of period	$1,256	875	$1,256

Supplemental cash flow information:
Cash paid for interest	$-	-	$-
Cash paid for taxes	$-	-	$-
Cash paid for foreign exchange	$(9)	(70)	$(79)

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2010
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission; the interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

3. Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements for December 31, 2009.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable and accrued liabilities and loans payable to related parties approximate their fair value due to their short term nature.

Recently Issued Accounting Pronouncements
Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

4. Capital Stock

The Company’s common stock is not subject to warrants, agreements or options at June 30, 2010.

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

In January 2007, we issued 2,000,000 shares of common stock to Brian Roberts, our sole officer and director and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors.  Mr. Hill died on   January 9, 2009.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.   In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares.  Since inception of the Company on January 17, 2007 up until December 31, 2009, Mr. Brian Roberts and Peter Hill advanced $12,000 and two shareholders advanced $55,481 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194 respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand.  The amount owed to the two shareholders is non-interest bearing, unsecured and repayable at the discretion of the Company.  Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

As of June 30, 2010 our total assets were $38,851 consisting of cash, mineral properties, and deferred offering costs. Our total liabilities were $76,314.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2010.  The material weakness identified included:

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

Changes in Internal Control Over Financial Reporting

           There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 18, 2008 the SEC declared our Form S-1 registration statement effective (SEC File No 333-153140) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares common stock maximum at an offering price of $0.05 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock.  As a result of the death of Peter Hill, our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors, we filed a post-effective amendment to our Form S-1 registration statement.  The post-effective amendment was declared effective by the SEC on August 4, 2009.  On April 29, 2010 we filed a second post effective amendment to the registration statement which was declared effective by the SEC on June 3, 2010.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of August, 2010.

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