Form 10-Q
period 2010-09-30
Cormac Mining Inc.
filed 2010-11-15
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53613

CORMAC MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

936 West 14th Avenue
Vancouver, British Columbia
Canada V5Z 1R4
 (Address of principal executive offices, including zip code.)

(604) 803-7040
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,800,000 shares of common stock as of November 12, 2010.

PART I- FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Cormac Mining Inc.
(An Exploration Stage Company)

Interim Financial Statements

As at September 30, 2010
(Unaudited)

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2010	2009
Current
Cash and cash equivalents	$6,644	$1,355

Mineral property	2,844	2,844

Deferred offering costs	34,751	28,577

Total Assets	$44,239	$32,776

Liabilities
Current
Accounts payable and accrued liabilities	$12,048	$2,927
Due to related parties	72,981	56,481
Total Liabilities	85,029	59,408

Stockholders' Deficiency

Capital stock (Note 4)	38	38
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares
- par value of $0.00001
- 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(50,770)	(36,612)
Total Stockholders’ Deficiency	(40,790)	(26,632)

Total Liabilities and Stockholders’ Deficiency	$44,239	$32,776

Note 2 – Nature and Continuance of Operations
Note 5 – Subsequent Event

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Operations
For the Nine Month and Three Month Periods ended September 30, 2010 and 2009 and from January 17, 2007 (Inception) to September 30, 2010
(Unaudited )

					January 17,
	Nine months ended		Three months ended		2007 (Inception)
	September 30,		September 30,		to Sep 30,
	2010	2009	2010	2009	2010

Operating expenses
Accounting and audit	$8,429	7,969	$1,578	1,490	$29,632
Foreign exchange	115	(70)	124	-	45
Legal fees	5,297	9,910	1,463	5,059	14,729
Mineral exploration expenditures	-	-	-	-	3,901
Office and sundry	317	108	162	39	1,526
Regulatory and filing fees	-	250	-	-	602
Transfer agent	-	-	-	-	335

Net loss for the period	$(14,158)	(18,167)	$(3,327)	(6,588)	$(50,770)

Loss per share	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Stockholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to September 30, 2010
(Unaudited)

	Common Stock			Additional Paid-In	Donated	Deficit Accumulated During the Exploration	Total Stockholders’ (Deficiency)
	Shares	Amount		Capital	Capital	Stage	Equity
		$		$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000		30	-	-	-	30
Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000		8	7,992	-	-	8,000
Donated capital by a director	-		-	-	1,950	-	1,950
Net loss for the period	-			-	-	(1,088)	(1,088)
Balance, December 31, 2007	3,800,000		38	7,992	1,950	(1,088)	8,892

Net loss for the year	-		-	-	-	(16,643)	(16,643)

Balance, December 31, 2008	3,800,000		38	7,992	1,950	(17,731)	(7,751)

Net loss for the year	-		-	-	-	(18,881)	(18,881)

Balance, December 31, 2009	3,800,000		38	7,992	1,950	(36,612)	(26,632)

Net loss for the period	-		-	-	-	(14,158)	(14,158)

Balance, September 30, 2010	3,800,000		38	7,992	1,950	(50,770)	(40,790)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	Nine Months Ended		(Inception) to
	Sept 30,	Sept 30,	Sept 30,
	2010	2009	2010

From (used in):
Operating activities
Net loss for the period	$(14,158)	(18,167)	$(50,770)
Items not requiring cash outlay:
-Donated office expenses	-	-	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	9,121	(2,408)	12,048
Net cash used in operating activities	(5,037)	(20,575)	(38,528)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	-	-	8,030
Deferred offering costs	(6,174)	(4,110)	(34,751)
Advances from related parties	16,500	30,180	72,981
Net cash provided by financing activities	10,326	26,070	46,260

Changes in cash and cash equivalents	5,289	5,495	6,644

Cash and cash equivalents, beginning of period	1,355	61	-

Cash and cash equivalents, end of period	$6,644	5,556	$6,644

Supplemental cash flow information:
Cash paid for interest	$-	-	$-
Cash paid for taxes	$-	-	$-
Cash paid for foreign exchange	$(33)	(70)	$(103)

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2010
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission; the interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable and accrued liabilities and amounts due to related parties approximate their fair value due to their short term nature.

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

The Company’s common stock is not subject to warrants, agreements or options at September 30, 2010.

5. Subsequent event

In October 2010, a further $3,800 was advanced to the Company by a shareholder of the Company.

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

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the property.

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

In January 2007, we issued 2,000,000 shares of common stock to Brian Roberts, our chief executive officer, chief financial officer and sole director and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a former member of the board of directors.  Mr. Hill died on   January 9, 2009.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.   In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares.  Since inception of the Company on January 17, 2007 up until December 31, 2009, Mr. Brian Roberts and Peter Hill advanced $12,000 and two shareholders advanced $44,481 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194 respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand.  The amount owed to the two shareholders is non-interest bearing, unsecured and repayable at the discretion of the Company.  Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

As of September 30, 2010 our total assets were $44,239 consisting of cash, mineral properties, and deferred offering costs. Our total liabilities were $85,029.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2010.  The material weakness identified included:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    As of the date hereof, we have not raised any money from our public offering.

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of November, 2010.

CORMAC MINING INC.

BY:	BRIAN ROBERTS
Brian Roberts
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