Form 10-K
period 2010-12-31
Cormac Mining Inc.
filed 2011-04-13
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒  NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☐  NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒   NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010: $-0-.

As of April 11, 2011, 4,875,000 shares of the registrant’s common stock were outstanding.

PART I.

ITEM 1.                      BUSINESS.

General

We were incorporated in the State of Nevada on January 17, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 936 West 14th Avenue Vancouver, British Columbia, Canada V5Z 1R4. This is our mailing address as well. Our telephone number is (604) 803-7040. Mr. Roberts supplies this office space on a rent-free basis.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Background

In January 2007, Brian Roberts, our president and a member of the board of directors acquired one mining claim containing twelve cells in British Columbia, Canada by arranging the registration of the same through W.G. Timmins, a consulting geologist and a non-affiliated third party. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid. The online grid is the geographical basis for the cell. Mr. Timmins is a self-employed consulting geologist residing in British Columbia.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and director to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system was antiquated and British Columbia has replaced the old system with the online grid system. Mr. Roberts paid Mr. Timmins $1,756 to register the claim. No additional payments were made or are due Mr. Timmins for his services. The claim was recorded in Mr. Roberts’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In January 2007, Mr. Roberts executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Roberts transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Roberts has not provided us with a signed or executed bill of sale in our favor. Mr. Roberts will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Roberts will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Roberts transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Roberts will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company property is one such acquisition. Accordingly, fee simple title to the Company property resides with the Crown.

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

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

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

Claim

The following is a list of tenure numbers, claim, date of recording and expiration date of the claims:

		Date of	Date of
Tenure No.	Claim Name	Recording	Expiration
523368	Sack	May 23, 2006	November 27, 2011

In order to maintain the claim we must pay a fee of CND$100 per year per cell.

Location and Access

Sack claims are located 40 kilometers northeast of Merritt, British Columbia. The claim group lies approximately 6 kilometers north of Stump Lake. Access to the property is by Highway No. 5 (Merritt-Kamloops Highway) that cuts through the southern portion of the property along the north shore of Stump lake. A dirt trail utilized for access to grazing land cuts east-west through the claim. Access to this road is from Highway No. 5 to the east. Permission from grazing rights owners is required to utilize this dirt road. All portions of the property are readily accessible on foot. Numerous fences criss-cross the area.

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

MAP 1

FIGURE 1
LOCATION PLAN
SCALE
50 0 50 100 km
WILLIAMS LAKE
97
ASHCROFT
KAMLOOPS
REVELSTOKE
1
Highland
Valley
5
MERRITT
1
VANCOUVER
HOPE
3
PRINCETON
PENTICTON
OSOYOOS
3
BRITISH COLUMBIA
WASHINGTON USA

MAP 2

PROPERTY LOCATION
N
Trapp Lake
Roche L.
MONTE HILLS
MT. ULMAN
Stump Lake
Plateau Lake
DOUGLAS PLATEAU
Peterhope Lake
Salmon Lake
Rush Lake
Index Lake
Glimpse L.
Chapperon Lake
Nicola Lake
Quilchena
MEANDER HILLS
MT. HAMILTON
DOUGLAS LAKE I.R.
Douglas Lake
Douglas L.
Nicola River
Spahomin
MT. NICOLA
Pennask L.
Quilchena Cr.
Minnie
Mellin Cr.
Range Creek
Frogmoore Lakes
Surrey Lake
Sussex Lake
Mab L.
Dardanelles Lake
SOUTH LIMIT
RAILWAY BELT
RIDGE MTN.
30'
15'
50°00'
120°00'
Joins Map 888A, "Princeton."

MAP 886A

NICOLA

KAMLOOPS AND YALE DISTRICTS
BRITISH COLUMBIA

Scale, $\frac{1}{253,440}$ or 1 Inch to 4 Miles

Miles 0 4 8 12

Approximate magnetic declination, 24°30' to 27° East.

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

Description of Property

Other than our right to conduct exploration activity on our property, we own no plants or other property.  With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Roberts.  Under this oral agreement, Mr. Roberts has allowed us to conduct exploration activity on the property.  Mr. Roberts holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

Our exploration target is to find an ore body containing gold.  On February 11, 2011 we completed our public offering and raised $52,583.   These funds will allow us to hire consultants and begin exploration.  If we do find samples we will have the funds to have these samples analyzed.  We will also use our funds to establish an office in which to operate our business from.  Our success depends upon finding mineralized material.  This includes a determination by our consultant if the property contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it.

We will have enough money to operate for one year.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals are found, if they can be economically extracted and profitably processed.

The property is undeveloped raw land.  To our knowledge, the property has never been mined. The only event that has occurred is the registering the property by W.G. Timmins and a physical examination of the property by Mr. Roberts. The cost of registering the claim was included in the $1,756 paid by Mr. Roberts to Mr. Timmins.

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

We intend to implement a two phase exploration program.  Phase 1 will consist of geochemical rockchip sampling including a petrographic study.  Phase 2 will consist of either a VLF of approximately 10 lines at 100m spacing or an IP survey of approximately 4 lines at 800m spacing to investigate the property as such depth.  The samples will be tested to determine if mineralized material is located on the property.  Based on the tests, we will determine if we terminate operations or proceed with additional exploration of the property.  From the proceeds of our public offering we have the funds to complete Phase 1 and Phase 2 of our exploration program, including sampling and testing.  We intend to take our rockchip samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia.  We have not selected any of the foregoing as of the date of this report.

We estimate the cost of the geochemical rockchip sampling including assaying and the petrographic study to be $7,000.  The VLF will cost $5,000 and the IP will cost $13,000.   We plan to implement our operations this Spring, weather permitting.

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

Employees and Employment Agreements

At present, we have no full-time employees.  Our officers and sole director do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and sole director. Mr. Roberts will handle our administrative duties.  Because Mr. Roberts is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property.  As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.           PROPERTIES.

We currently do not own any property.  We have the right to conduct exploration activities on one mineral claim.  The following is a list of tenure numbers, claim, and expiration date of our claims:

		Date of	Date of
Tenure No.	Claim Name	Recording	Expiration

523368	Sack	May 23, 2006	November 27, 2011

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

PART II

ITEM 5.    MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

We have thirty-nine shareholders.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our public offering

As a result of the death of Mr. Hill, we filed a post-effective amendment to our Form S-1 Registration Statement.

On August 4, 2009, the Securities and Exchange Commission declared Post-Effective Amendment No. 1/A-1 to our Form S-1 Registration Statement effective, file number 333-153140, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share. There was no underwriter involved in our public offering.  We did not complete our offering.

On April 29, 2010, we filed a second Post-Effective Amendment to our S-1 Registration Statement.  Our Post-Effective Amendment was declared effective by the SEC on June 3, 2010, file number 333-153410, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share in a direct public offering, without any involvement of underwriters or broker/dealers.  We completed our public offering on February 25, 2011 and sold 1,051,665 shares of common stock at $0.05 per share for total proceeds of $52,583, to thirty-eighth shareholders.  Since completing our public offering, we have used the proceeds to pay our auditor the amount of $4,592.  We still have $47,991 of our proceeds.

ITEM 6.    SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete our exploration of the claim. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Now that our offering is complete we plan to begin our exploration program as soon as the weather allows.

To our knowledge, the property has never been mined. The only events that have occurred since inception was registering the property by W.G. Timmins and a physical examination of the property by Mr. Brian Roberts, our president and sole member of the board of directors. The cost of registering the claim was included in the $1,756 paid by Mr. Roberts to W.G. Timmins. No additional payments were made or are due to Mr. Timmins for his services. The claim was recorded in Mr. Roberts’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In January 2007, Mr. Robert’s executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Robert’s transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Roberts has not provided us with a signed or executed bill of sale in our favor. Mr. Roberts will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material. Mr. Roberts does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claim when he transfers them to us. Further, Mr. Roberts does not have the right to sell the claim at a profit to us if mineralized material is discovered on the property. Mr. Roberts must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement a two phase exploration program. Phase 1 will consist of geochemical rockchip sampling including a petrographic study. Phase 2 will consist of either a VLF of approximately 10 lines at 100m spacing or an IP survey of approximately 4 lines at 800m spacing to investigate the property as such depth. The samples will be tested to determine if mineralized material is located on the property. Based on the tests, we will determine if we terminate operations or proceed with additional exploration of the property. During the Spring of 2011, we plan to fund the costs of Phase 1 and Phase 2 of our exploration program, including sampling and testing. We intend to take our rockchip samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report.

We estimate the cost of the geochemical rockchip sampling including assaying and the petrographic study to be $7,000. The VLF will cost $5,000 and the IP will cost $13,000. We plan to begin operations by implement both Phase 1 and Phase 2 of the exploration program through the Spring and Summer of 2011, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

Milestones

The following are our milestones:

1.
0-90 days - Retain our consultant to manage the exploration of the property. Cost - $2,500 to $5,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.
90-180 days  - Phase 1 which will consist of geochemical rockchip sampling including petrographic study. We estimate the cost of the geochemical rockchip sampling including assaying and the petrographic study to be $7,000.

3.
180-210 days - Phase 2 which will consist of either a VLF or approximately 10 lines at 100m spacing or an IP survey of approximately 4 lines at 800m spacing to investigate the property depth. We estimate the cost of the VLF to be $5,000 and the cost of the IP to be $13,000.

4.
210-270 days - Based upon the test from Phase 1 and Phase 2 of the program, Mr. Roberts will confer with the consultant to determine if we will terminate operations or proceed with additional exploration of the property.

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

Liquidity and Capital Resources

Mr. Roberts has agreed to advance funds as needed until the public offering was completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral; there is nothing in writing to evidence the same. While Mr. Roberts has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same.   At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely

We acquired the right to explore one property which consists of one claim containing 12 cells comprising of a total of 616 acres. We expect to start exploration operations within 90 days.

In January 2007, we issued 2,000,000 shares of common stock to Mr. Roberts, and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a former member of the board of directors.  Mr. Hill died on January 9, 2009.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.   In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares.  Since inception our company on January 17, 2007 up until December 31, 2010, Mr. Roberts and Mr. Hill advanced $12,000 and two shareholders advanced $66,857 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of
$1,756 and $194, respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand.  The amount owed to the two shareholders is non-interest bearing, unsecured and repayable at the discretion of the Company.  Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

We cannot guarantee that the money we raise through our public offering is a sufficient amount to allow our company to generate revenue.   Whatever money we have raised, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through subsequent private placements, public offerings or through loans.

On April 29, 2010, we filed a second Post-Effective Amendment t our S-1 Registration Statement.  Our Post-Effective Amendment was declared effective by the SEC on June 3, 2010, file number 333-153410, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  We completed our public offering on February 11, 2011 and sold 1,051,665 shares of common stock at $0.05 per share for total proceeds of $52,583 to 39 shareholders.   Since completing our public offering, we have used the proceeds to pay our auditor the amount of $4,592.  We still have $47,991 of our proceeds.

As of December 31, 2010, our total assets were $38,654 consisting of cash mineral properties, and deferred offering costs. Our total liabilities were $84,260.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Cormac Mining Inc.
(An Exploration Stage Company)

Financial Statements

As at December 31, 2010 and 2009

I. Vellmer Inc.
Chartered Accountant*
721 – 602 W. Hastings Street
Vancouver, B.C., V6B 1P2

		Tel:	604-687-3773
		Fax:	604-687-3778
	E-mail:	vellmer@i-vellmer.ca
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cormac Mining Inc.
(An Exploration Stage Company)

I have audited the balance sheets of Cormac Mining Inc. as at December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2010 and 2009 and from inception on January 17, 2007 to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Cormac Mining Inc. as at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and from inception on January 17, 2007 through to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s business is in the exploration stage and has not generated any revenue to date.  At December 31, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                                                “I Vellmer Inc.”
March 30, 2011                                                                                                                                       Chartered Accountants

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
December 31, 2010 and 2009

Assets	2010	2009
Current
Cash and cash equivalents	$1,058	$1,355

Mineral property (note 3)	2,844	2,844

Capital transaction costs (note 9)	34,752	28,577

Total Assets	$38,654	$32,776

Liabilities
Current
Accounts payable and accrued liabilities	$5,403	$2,927
Due to related parties (note 4)	78,857	56,481
Total Liabilities	84,260	59,408

Shareholders' (Deficiency) Equity

Capital stock (note 5)	38	38
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares
- par value of $0.00001
- 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Donated capital (note 6 )	1,950	1,950
Deficit accumulated during the exploration stage	(55,586)	(36,612)
Total Shareholders’ (Deficiency) Equity	(45,606)	(26,632)

Total Liabilities and Shareholders’ (Deficiency) Equity	$38,654	$32,776

Note 1 – Going Concern
Note 9 - Subsequent Event

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Operations
For the years ended December 31, 2010 and 2009 and from January 17, 2007 (Inception) to December 31, 2010

			January 17, 2007
			(Inception) to
			December 31,
	2010	2009	2010

Operating expenses
Accounting and audit	$10,221	$9,093	$31,424
Legal fees	5,949	6,886	15,381
Mineral exploration expenditures	2,076	2,051	5,977
Office and sundry	728	601	1,867
Regulatory and filing fees	-	250	602
Transfer agent	-	-	335

Net loss for the year	$(18,974)	$(18,881)	$(55,586)

Loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to December 31, 2010

	Common Stock			Additional Paid-In	Donated	Deficit Accumulated During the Exploration	Total Stockholders’ (Deficiency)
	Shares	Amount		Capital	Capital	Stage	Equity
		$		$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000		30	-	-	-	30

Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000		8	7,992	-	-	8,000

Donated capital (note 6)	-		-	-	1,950	-	1,950

Net loss for the period	-			-	-	(1,088)	(1,088)

Balance, December 31, 2007	3,800,000		38	7,992	1,950	(1,088)	8,892

Net loss for the year	-		-	-	-	(16,643)	(16,643)

Balance, December 31, 2008	3,800,000		38	7,992	1,950	(17,731)	(7,751)

Net loss for the year	-		-	-	-	(18,881)	(18,881)

Balance, December 31, 2009	3,800,000		38	7,992	1,950	(36,612)	(26,632)

Net loss for the year	-		-	-	-	(18,974)	(18,974)
Balance, December 31, 2010	3,800,000		38	7,992	1,950	(55,586)	(45,606)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
For the years ended December 31, 2010 and 2009 and from January 17, 2007 (Inception) to December 31, 2010

			January 17, 2007
			(Inception) to
			December 31,
	2010	2009	2010

From (used in):
Operating activities
Net loss for the year	$(18,974)	$(18,881)	$(55,586)
Items not requiring cash outlay:
-Donated office expenses	-	-	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	2,476	(1,953)	5,403
Net cash used in operating activities	(16,498)	(20,834)	(49,989)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	-	-	8,030
Deferred offering costs	(6,175)	(8,577)	(34,752)
Advances from related parties	22,376	30,705	78,857
Net cash provided by financing activities	16,201	22,128	52,135

Changes in cash and cash equivalents	(297)	1,294	1,058

Cash and cash equivalents, beginning of year	1,355	61	-

Cash and cash equivalents, end of year	$1,058	$1,355	$1,058

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$287	$595	$882

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

F-5

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2010 and 2009

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

The Company’s operations are in the exploration stage and it has not yet generated any revenue. The Company has limited cash resources and will likely require new financing, either through issuing shares or debt to continue the development of its business.  Management intends to offer for sale additional common stock, however, there can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
December 31, 2010 and 2009

2. Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2010 the Company does not have any cash equivalents; at the same date its cash is deposited in bank accounts that are not federally insured.

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

Management believes that there has not been any impairment of the Company’s long-lived assets as at December 31, 2010 and 2009.

Asset Retirement Obligations
The Company recognizes a liability for retirement obligations associated with long-lived assets. Asset retirement obligations are recorded at fair value and recognized in the period incurred, along with a corresponding increase in the carrying value of the related long-lived asset. Fair value is estimated using the present value of the estimated future cash outflows to abandon the asset at the Company's risk free interest rate. The liability is subsequently adjusted for the passage of time, and is recognized as an accretion expense in the consolidated statement of net loss, comprehensive loss and deficit. The liability is also adjusted due to revisions in either the timing or the amount of the original estimated cash flows associated with the liability.

The Company does not have any asset retirement obligations as at December 31, 2010 and 2009.

Capital Transactions Costs
The Company defers direct and incremental costs incurred in connection with the issuance of share capital and other capital transactions as a non-current asset and charges the costs against share capital when the capital transaction is completed or to expense when the capital transaction is abandoned.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

2. Significant Accounting Policies (continued)

Comprehensive Income
In accordance with FASB ASC Topic 220 “Comprehensive Income,” comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  There are no items of comprehensive income or loss as at December 31, 2010 and 2009.

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

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

2. Significant Accounting Policies (continued)

Financial Instruments

The fair values of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.

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

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present financial statements.

3. Mineral Property

During the period ended December 31, 2007, the Company acquired 100% of the mineral rights to twelve claim units in the Nicola Mining Division of the Province of British Columbia with an expiry date of November 2011; the claims are named collectively the Sack Property.  As at December 31, 2010, the mineral rights are held in trust for the Company by its President.

Exploration expenditures incurred during the year ended December 31, 2010 consisted of $2,076 claim maintenance fees (2009 - $2,051, cumulative $5,977).

4. Due to Related Parties

The President of the Company is owed $10,000 (2009 - $10,000) and the estate of one former director of the Company is owed $2,000 (2009 - $2,000), both for expenses paid on behalf of the Company. The amounts due are non-interest bearing, have no stated terms of repayment and are unsecured.

In addition, two shareholders of the Company are owed $66,857 (2009 - $44,481).  These advances are non-interest bearing, unsecured, and are repayable at the Company’s discretion.

5. Capital Stock

There are no outstanding warrants, agreements or options on shares as at December 31, 2010 and 2009.

Cormac Mining Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2010 and 2009

6. Donated Capital

During the year ended December 31, 2007, the Company received a donated mineral property in the amount of $1,756 and donated office expenditures in the amount of $194 from its President. The donated goods were recorded at the President’s carrying value.  There were no goods or services donated to the Company in the years ended December 31, 2010 and 2009.

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	2010	2009
Statutory rate	28.5%	30.0%

Income taxes recovered at the effective tax rate	$5,408	$5,664

Adjustment for temporary timing differences:	-	(615)

	5,408	5,049
Benefit of tax losses not recognized in year	(5,408)	(5,049)
Income tax recovery (expense) recognized in year	$-	$-

	December 31, 2010	December 31, 2009

Net operating loss carry forwards (expiring in 2027-2030)	$49,609	$36,612
Deferred tax assets	$15,842	$10,984
Effect of change in tax rate on valuation allowance	(834)	(183)
Less: Valuation allowance	(15,008)	(10,801)
Net deferred tax assets	$-	$-

The change in valuation allowance on deferred tax assets was $4,858 in 2010 (2009 -$5,417).

Cormac Mining Inc.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2010 and 2009

8.  Foreign Operations

The accompanying balance sheet as at December 31, 2010 includes $1,058 of cash and $2,844 of mineral property cost; both assets are held in Canada (2009 - $1,355 and $2,844, respectively).

9.  Subsequent Event

In February 2011 the Company completed its initial public offering and sold 1,057,000 common shares at a price of $0.05 per share for total consideration of $52,850.

As at December 31, 2010, the Company has deferred $34,752 of capital transaction costs, to be charged against share capital concurrently with the completion of the initial public offering.

ITEM 9.     CHANGES IN AND DISAGREEMETS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the years ended December 31, 2010 and 2009, included in this report have been audited by I Vellmer Inc., as set forth in this annual report.

ITEM 9A.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The foregoing was a result of our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations. In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of November 30, 2009, the Company’s internal control over financial reporting was not effective based on those criteria in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The major reason for the foregoing was our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations.  In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.  We intend to define various roles and responsibilities related to this process by September 30, 2011.

    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Each of our directors serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our each of our officers and director is set forth below:

Name and Address	Age	Position(s)

Brian Roberts	47	president, principal executive officer, secretary, and director

Locke B. Goldsmith	69	vice president

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

Locke Goldsmith has been our Vice President since April 22, 2010.  Mr. Goldsmith has been a consulting geologist, and has been active in mining exploration since 1958.

Conflicts of Interest

We believe that Mr. Roberts and Mr. Goldsmith will not be subject to conflicts of interest. Since, we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Mr. Roberts and Mr. Goldsmith resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Compliance with Section 16(a) of the Exchange Act

Messrs. Roberts and Goldsmith have failed to file their initial Form 3s.  Mr. Roberts's Form 3 was due at the SEC on April 3, 2009.  Mr. Goldsmith's Form 3 was due at the SEC on April 24, 2010.  Further, Messrs. Roberts and Goldsmith have failed to file a Form 5 disclosing their failure to file their Form 3.  Mr. Roberts's Form 5 was due at the SEC on February 14, 2010.  Mr. Goldsmith's Form 5 was due at the SEC on February 14, 2011.   Messrs. Roberts and Goldsmith have not indicated when they intend to file the Form 3s or Form 5s.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on January 17, 2007 through December 31, 2010, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	Tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Brian Roberts	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Locke Goldsmith	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Peter Hill		0	0	0	0	0	0	0	0
(Secretary	2009	0	0	0	0	0	0	0	0
deceased 2009)	2008	0	0	0	0	0	0	0	0

We have not paid any salaries in 2010, and we do not anticipate paying any salaries at any time in 2011. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth all compensation paid to our directors during the calendar year December 31, 2010.  We have not paid any compensation to our directors in 2010 and do not anticipate paying any compensation to our directors in 2011.
Director Compensation

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian Roberts	0	0	0	0	0	0	0

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with our any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
           STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares of common stock beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.   The stockholders listed below have direct ownership of their shares and they possess sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership

Brian Roberts [1]	2,000,000	41.22%
936 West 14th Avenue
Vancouver, BC, Canada V5Z 1R4

Locke Goldsmith [1]	0	0.00%
936 West 14th Avenue
Vancouver, BC, Canada V5Z 1R4

All Officers and Directors	2,000,000	41.22%
as a Group (2 person)

Estate of Peter Hill, deceased [2]	1,000,000	20.61%
1016 - 470 Granville St.
Vancouver, BC, Canada V6C 1V5

[1]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Messrs. Roberts and Goldsmith are the only "promoters" of our company.

[2]
In early 2009, Mr. Peter, our former Treasurer, Chief Financial Officer, Principle Financial Officer and a member of our Board of Directors, passed away. The only beneficiary of his estate is his wife, Ruth Hill.

Future Sales by Existing Stockholders

In January 2007, 2,000,000 shares of common stock were issued to Brian Roberts, one of our officers and sole director in January 2007 and 1,000,000 shares of common stock were issued to the late Mr. Peter Hill, formerly an officer and director.  In addition in October 2007, we issued 800,000 shares of common stock to four individuals.  The 3,800,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition provided we were not a shell company at the time of issuance.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

    In January 2007, we issued a total of 2,000,000 shares of restricted common stock to Mr. Roberts.  This was accounted for as an acquisition of shares of common stock in the amount of $20. We also issued a total of 1,000,000 shares of restricted common stock to Mr. Hill.  This was accounted for as an acquisition of shares of common stock in the amount of $10.

Mr. Roberts also caused the property, comprised of twelve cells to be registered at a cost of $1,756.  The claim was registered by W.G. Timmins for the $1,756. The terms of the transaction with Mr. Timmins were at arm’s length and Mr. Timmins was not an affiliate.  Mr. Roberts will transfer the claim to us if mineralized material is found on the claim.  Mr. Roberts will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claim.

Mr. Roberts allows us to use approximately 320 square feet at his home on a rent free basis.

Mr. Roberts and Mr. Goldsmith are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

As at June 30, 2008, Mr. Roberts advanced $10,000.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$10,221	I. Vellmer Inc. Chartered Accountants
2009	$9,093	I. Vellmer Inc. Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	I. Vellmer Inc. Chartered Accountants
2009	$0	I. Vellmer Inc. Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	I. Vellmer Inc. Chartered Accountants
2009	$0	I. Vellmer Inc. Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	I. Vellmer Inc. Chartered Accountants
2009	$0	I. Vellmer Inc. Chartered Accountants

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

PART IV. OTHER INFORMATION

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement.	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Charter Audit Committee	10-K	3/31/09	99.2

99.3	Disclosure Committee	10-K	3/31/09	99.3

a

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 2011.

CORMAC MINING INC.
(the “Registrant”)

BY:	BRIAN ROBERTS
Brian Roberts
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

BRIAN ROBERTS	President, Chief Executive Officer, Treasurer,	April 13, 2011
Brian Roberts	Secretary, Chief Financial Officer, Principal Accounting Officer and a sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement.	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Charter Audit Committee	10-K	3/31/09	99.2

99.3	Disclosure Committee	10-K	3/31/09	99.3