Form 10-Q
period 2011-03-31
Cormac Mining Inc.
filed 2011-05-16
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53613

CORMAC MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

936 West 14th Avenue
Vancouver, British Columbia
Canada V5Z 1R4
 (Address of principal executive offices, including zip code.)

(604) 803-7040
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,800,000 shares of common stock as of May 13, 2011.

PART I- FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

		March 31,	December 31,
Assets		2011	2010
Current
Cash and cash equivalents		$51,312	$1,058

Mineral property		2,844	2,844

Deferred offering costs		34,752	34,752

Total Assets		$88,908	$38,654

Liabilities
Current
Accounts payable and accrued liabilities		$14,567	$5,403
Due to related parties		78,857	78,857
Total Liabilities		93,424	84,260

Shareholders' (Deficiency) Equity

Capital stock (note 4)		38	38
Preferred stock: 100,000,000 authorized shares
-	par value of $0.00001
-	no shares issued and outstanding
Common stock: 100,000,000 authorized shares
par value of $0.00001
-	3,800,000 shares issued and outstanding
Additional paid-in capital		7,992	7,992
Subscriptions received (note 4)		52,833	-
Donated capital		1,950	1,950
Deficit accumulated during the exploration stage		(67,329)	(55,586)
Total Shareholders’ (Deficiency) Equity		(4,516)	(45,606)

Total Liabilities and Shareholders’ (Deficiency) Equity		$88,908	$38,654

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations
For the Three Month Periods ended March 31, 2011 and 2010 and from January 17, 2007 (Inception) to March 31, 2011
(Unaudited )

			January 17, 2007
	Three months ended		(Inception)
	March 31,		to Mar 31,
	2011	2010	2011

Operating expenses
Accounting and audit	$11,151	$5,360	$42,575
Legal fees	-	1,500	15,381
Mineral exploration expenditures	-	-	5,977
Office and sundry	592	38	2,459
Regulatory and filing fees	-	-	602
Transfer agent	-	-	335

Net loss for the period	$(11,743)	$(6,898)	$(67,329)

Loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to March 31, 2011
(Unaudited)

	Common Stock		Additional Paid-In	Subscriptions	Donated	Deficit Accumulated During the Exploration	Total Stockholders’ (Deficiency)
	Shares	Amount	Capital	Received	Capital	Stage	Equity
		$	$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	-	30

Common stock issued for cash, October 31, 2007 at $0.01 per share	800,000	8	7,992	-	-	-	8,000

Donated capital by a director	-	-	-	-	1,950	-	1,950

Net loss for the period	-		-	-	-	(1,088)	(1,088)
Balance, December 31, 2007	3,800,000	38	7,992	-	1,950	(1,088)	8,892

Net loss for the year	-	-	-	-	-	(16,643)	(16,643)
Balance, December 31, 2008	3,800,000	38	7,992	-	1,950	(17,731)	(7,751)

Net loss for the year	-	-	-	-	-	(18,881)	(18,881)
Balance, December 31, 2009	3,800,000	38	7,992	-	1,950	(36,612)	(26,632)

Net loss for the year	-	-	-	-	-	(18,974)	(18,974)
Balance, December 31, 2010	3,800,000	38	7,992	-	1,950	(55,586)	(45,606)

Share subscriptions received (note 4)	-	-	-	52,833	-	-	52,833

Net loss for the period	-	-	-	-	-	(11,743)	(11,743)
Balance March 31, 2011	4,857,000	48	60,815	52,833	1,950	(67,329)	(4,516)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011

From (used in):
Operating activities
Net loss for the period	$(11,743)	$(6,898)	$(67,329)
Items not requiring cash outlay:
-Donated office expenses	-	-	194
Non-cash working capital items:
-Accounts payable and accrued liabilities	9,164	3,860	14,567
Net cash used in operating activities	(2,579)	(3,038)	(52,568)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Subscriptions received	52,833	-	60,863
Deferred offering costs	-	-	(34,752)
Advances from related parties	-	3,000	78,857
Net cash provided by financing activities	52,833	3,000	104,968

Changes in cash and cash equivalents	50,254	(38)	51,312

Cash and cash equivalents, beginning of period	1,058	1,355	-

Cash and cash equivalents, end of period	$51,312	$1,317	$51,312

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$497	$-	$(70)

Supplemental disclosure of non-cash investing
and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2011
(Unaudited)

1.  Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements for the year ended December 31, 2010. The interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

3.  Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements for December 31, 2010.

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

4. Capital Stock

During the three months ended March 31, 2011 the Company received share subscriptions in the amount of $52,833 in consideration for 1,056,665 common stock at an offering price of $0.05 per share.  The corresponding shares have not yet been issued as at March 31, 2011, or subsequently.

The Company’s common stock is not subject to warrants, agreements or options at March 31, 2011.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On April 29, 2010, we filed a second Post-Effective Amendment t our S-1 Registration Statement.  Our Post-Effective Amendment was declared effective by the SEC on June 3, 2010, file number 333-153410, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  We completed our public offering on February 25, 2011 and sold 1,051,665 shares of common stock at $0.05 per share for total proceeds of $52,833 to 39 shareholders.   Since completing our public offering, we have used the proceeds to pay our auditor the amount of $8,500.  We still have $43,333 of our proceeds.

As of March 31, 2011, our total assets were $88,908 consisting of cash mineral properties, and deferred offering costs. Our total liabilities were $93,424.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011.  The material weakness identified included:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 18, 2008, the SEC declared our Form S-1 registration statement effective (SEC File No 333-153140) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares common stock maximum at an offering price of $0.05 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock.  As a result of the death of Peter Hill, our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors, we filed a post-effective amendment to our Form S-1 registration statement.  The post-effective amendment was declared effective by the SEC on August 4, 2009.  On April 29, 2010, we filed a second post effective amendment to the registration statement which was declared effective by the SEC on June 3, 2010.

On April 29, 2010, we filed a second post effective amendment to the registration statement which was declared effective by the SEC on June 3, 2010.  On February 25, 2011, we completed our public offering and raised $52,583 by selling 1,051,665 shares of common stock at an offering price of $0.05 per share.  Since the close of our offering, we have spent the proceeds as follows:

Consulting Services	$0
Exploration	$0
Analyzing Samples	$0
Telephone	$0
Mail	$0
Stationary	$0
Accounting	$8,500
Office Equipment	$0
TOTAL	$8,500

ITEM 6.                EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement.	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Charter Audit Committee	10-K	3/31/09	99.2

99.3	Disclosure Committee	10-K	3/31/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2011.

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