Form 10-Q
period 2011-06-30
Cormac Mining Inc.
filed 2011-08-22
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,800,000 shares of common stock as of August 11, 2011.

PART I- FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
Assets	2011	2010
Current
Cash and cash equivalents	$41,143	$1,058

Mineral properties	2,844	2,844

Deferred offering costs	34,752	34,752

Total Assets	$78,739	$38,654

Liabilities
Current
Accounts payable and accrued liabilities	$14,794	$5,403
Due to related parties	78,857	78,857
Total Liabilities	93,651	84,260

Shareholders' (Deficiency) Equity

Capital stock (note 4)	38	38
Preferred stock: 100,000,000 authorized shares par value of $0.00001, no shares issued and outstanding
Common stock: 100,000,000 authorized shares par value of $0.00001, 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Subscriptions received (note 4)	52,833	-
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(77,725)	(55,586)
Total Shareholders’ (Deficiency) Equity	(14,912)	(45,606)

Total Liabilities and Shareholders’ (Deficiency) Equity	$78,739	$38,654

Note 2 – Nature and Continuance of Operations

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations
For the Three Month and Six Month Periods ended June 30, 2011 and 2010 and from January 17, 2007 (Inception) to June 30, 2011
(Unaudited )

					January 17, 2007
	Three months ended		Six months ended		(Inception)
	June 30,		June 30,		to Jun 30,
	2011	2010	2011	2010	2011

Operating expenses
Accounting and audit	$6,143	$1,491	$17,294	$6,851	$48,718
Legal fees	3,962	2,334	3,962	3,834	19,343
Mineral exploration expenditures	-	-	-	-	5,977
Office and sundry	291	108	883	146	2,750
Regulatory and filing fees	-	-	-	-	602
Transfer agent	-	-	-	-	335

Net loss for the period	$(10,396)	$(3,933)	$(22,139)	$(10,831)	$(77,725)

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to June 30, 2011
(Unaudited)

	Common Stock		Additional Paid-In	Subscrip- tions	Donated	Deficit Accumulated During the Exploration	Total Stockholders’ (Deficiency)
	Shares	Amount	Capital	Received	Capital	Stage	Equity
		$	$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	-	30
Common stock issued for cash, October 31, 2007, at $0.01 per Share	800,000	8	7,992	-	-	-	8,000
Donated capital	-	-	-	-	1,950	-	1,950
Net loss for the period	-		-	-	-	(1,088)	(1,088)
Balance, December 31, 2007	3,800,000	38	7,992	-	1,950	(1,088)	8,892

Net loss for the year	-	-	-	-	-	(16,643)	(16,643)
Balance, December 31, 2008	3,800,000	38	7,992	-	1,950	(17,731)	(7,751)

Net loss for the year	-	-	-	-	-	(18,881)	(18,881)
Balance, December 31, 2009	3,800,000	38	7,992	-	1,950	(36,612)	(26,632)

Net loss for the year	-	-	-	-	-	(18,974)	(18,974)
Balance, December 31, 2010	3,800,000	38	7,992	-	1,950	(55,586)	(45,606)

Share subscriptions Received (note 4)	-	-	-	52,833	-	-	52,833

Net loss for the period	-	-	-	-	-	(22,139)	(22,139)
Balance June 30, 2011	3,800,000	38	7,992	52,833	1,950	(77,725)	(14,912)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011

From (used in):
Operating activities
Net loss for the period	$(22,139)	$(10,831)	$(77,725)
Items not requiring cash outlay:
- Donated office expenses	-	-	194
Non-cash working capital items:
- Accounts payable and accrued liabilities	9,391	5,906	14,794
Net cash used in operating activities	(12,748)	(4,925)	(62,737)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	52,833	-	60,863
Deferred offering costs	-	(6,174)	(34,752)
Advances from related parties	-	11,000	78,857
Net cash provided by financing activities	52,833	4,824	104,968

Changes in cash and cash equivalents	40,085	(99)	41,143

Cash and cash equivalents, beginning of period	1,058	1,355	-

Cash and cash equivalents, end of period	$41,143	$1,256	$41,143

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$584	$-	$801

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2011
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements for the year ended December 31, 2010. The interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
(Unaudited)

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not believed by management, to have a material impact on the present or future financial statements.

4. Capital Stock

During the six months ended June 30, 2011 the Company received share subscriptions in the amount of $52,833 in consideration for 1,056,665 shares of common stock at an offering price of $0.05 per share. The corresponding shares have not yet been issued.

The Company’s common stock is not subject to warrants, agreements or options at June 30, 2011.

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

Now that our offering is complete, we plan to begin our exploration program as soon as the weather allows.

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

We intend to implement a two phase exploration program. Phase 1 will consist of geochemical rockchip sampling including a petrographic study. Phase 2 will consist of either a VLF of approximately 10 lines at 100m spacing or an IP survey of approximately 4 lines at 800m spacing to investigate the property as such depth. The samples will be tested to determine if mineralized material is located on the property. Based on the tests, we will determine if we terminate operations or proceed with additional exploration of the property. During the Spring 2012, we plan to fund the costs of Phase 1 and Phase 2 of our exploration program, including sampling and testing. We intend to take our rockchip samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report.

We estimate the cost of the geochemical rockchip sampling including assaying and the petrographic study to be $7,000. The VLF will cost $5,000 and the IP will cost $13,000. We plan to begin operations by implementing both Phase 1 and Phase 2 of the exploration program starting Spring 2012 throughout the Summer 2012, weather permitting.

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

On April 29, 2010, we filed a second Post-Effective Amendment t our S-1 Registration Statement.  Our Post-Effective Amendment was declared effective by the SEC on June 3, 2010, file number 333-153410, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  We completed our public offering on February 25, 2011 and sold 1,051,665 shares of common stock at $0.05 per share for total proceeds of $52,833 to 39 shareholders.   Since completing our public offering, we have used the proceeds to pay our auditor the amount of $8,930, our legal counsels the amount of $3,069 and bank charges of $51.  We still have $40,783 of our proceeds.

As of June 30, 2011, our total assets were $78,739 consisting of cash mineral properties, and deferred offering costs. Our total liabilities were $93,651.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011.  The material weakness identified included:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2010, we filed a second post effective amendment to the registration statement which was declared effective by the SEC on June 3, 2010.  On February 25, 2011, we completed our public offering and raised $52,583 by selling 1,051,665 shares of common stock at an offering price of $0.05 per share.  Since the close of our offering, we have spent the proceeds as follows:

Legal	$3,069
Consulting Services	$0
Exploration	$0
Analyzing Samples	$0
Telephone	$0
Mail	$0
Stationary	$0
Accounting	$8,500
Office Equipment	$0

TOTAL	$11,569

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement.	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Charter Audit Committee.	10-K	3/31/09	99.2

99.3	Disclosure Committee.	10-K	3/31/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of August, 2011.

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