Form 10-Q
period 2011-09-30
Cormac Mining Inc.
filed 2011-11-14
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,800,000 shares of common stock as of November 4, 2011.

PART I- FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
Assets	2011	2010

Current
Cash and cash equivalents	$38,459	$1,058

Mineral properties	2,844	2,844

Deferred offering costs	34,752	34,752

Total Assets	$76,055	$38,654

Liabilities

Current
Accounts payable and accrued liabilities	$16,055	$5,403
Due to related parties	78,857	78,857

Total Liabilities	94,912	84,260

Shareholders' (Deficiency) Equity

Capital stock (note 4)	38	38
Preferred stock: 100,000,000 authorized shares - par value of $0.00001 - no shares issued and outstanding
Common stock: 100,000,000 authorized shares - par value of $0.00001 - 3,800,000 shares issued and outstanding
Additional paid-in capital	7,992	7,992
Subscriptions received (note 4)	52,833	-
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(81,670)	(55,586)
Total Shareholders’ (Deficiency) Equity	(18,857)	(45,606)

Total Liabilities and Shareholders’ (Deficiency) Equity	$76,055	$38,654

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations
For the Nine Month Periods ended September 30, 2011 and 2010 and from January 17, 2007 (Inception) to September 30, 2011
(Unaudited)

					January 17,
					2007
	Three months ended		Nine months ended		(Inception)
	September 30,		September 30,		to Sept 30,
	2011	2010	2011	2010	2011

Operating expenses
Accounting and audit	$2,501	$1,578	$19,795	$8,429	$51,219
Legal fees	1,397	1,463	5,359	5,297	20,740
Mineral exploration expenditures	-	-	-	-	5,977
Office and sundry	47	286	930	432	2,797
Regulatory and filing fees	-	-	-	-	602
Transfer agent	-	-	-	-	335

Net loss for the period	$(3,945)	$(3,327)	$(26,084)	$(14,158)	$(81,670)

Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of
shares outstanding	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Shareholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to September 30, 2011
(Unaudited)

						Deficit
						Accumulated	Total
			Additional			During the	Stockholders’
	Common Stock		Paid-In	Subscriptions	Donated	Exploration	(Deficiency)
	Shares	Amount	Capital	Received	Capital	Stage	Equity
		$	$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	-	30

Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000	8	7,992	-	-	-	8,000

Donated capital	-	-	-	-	1,950	-	1,950

Net loss for the period	-		-	-	-	(1,088)	(1,088)

Balance, December 31, 2007	3,800,000	38	7,992	-	1,950	(1,088)	8,892

Net loss for the year	-	-	-	-	-	(16,643)	(16,643)

Balance, December 31, 2008	3,800,000	38	7,992	-	1,950	(17,731)	(7,751)

Net loss for the year	-	-	-	-	-	(18,881)	(18,881)

Balance, December 31, 2009	3,800,000	38	7,992	-	1,950	(36,612)	(26,632)

Net loss for the year	-	-	-	-	-	(18,974)	(18,974)

Balance, December 31, 2010	3,800,000	38	7,992	-	1,950	(55,586)	(45,606)

Share subscriptions Received (note 4)	-	-	-	52,833	-	-	52,833

Net loss for the period	-	-	-	-	-	(26,084)	(26,084)

Balance September 30, 2011	3,800,000	38	7,992	52,833	1,950	(81,670)	(18,857)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			January 17, 2007
	Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011

From (used in):
Operating activities
Net loss for the period	$(26,084)	$(14,158)	$(81,670)
Items not requiring cash outlay:
- Donated office expenses	-	-	194
Non-cash working capital items:
- Accounts payable and accrued liabilities	10,652	9,121	16,055
Net cash used in operating activities	(15,432)	(5,037)	(65,421)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	-	-	8,030
Subscriptions received	52,833	-	52,833
Deferred offering costs	-	(6,174)	(34,752)
Advances from related parties	-	16,500	78,857
Net cash provided by financing activities	52,833	10,326	104,968

Changes in cash and cash equivalents	37,401	5,289	38,459

Cash and cash equivalents, beginning of period	1,058	1,355	-

Cash and cash equivalents, end of period	$38,459	$6,644	$38,459

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$555	$(33)	$842

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2011
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements for the year ended December 31, 2010. The interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company’s common stock is not subject to warrants, agreements or options at September 30, 2011.

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

On April 29, 2010, we filed a second Post-Effective Amendment t our S-1 Registration Statement.  Our Post-Effective Amendment was declared effective by the SEC on June 3, 2010, file number 333-153410, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  We completed our public offering on February 25, 2011 and sold 1,056,665 shares of common stock at $0.05 per share for total proceeds of $52,833 to 39 shareholders.   Since completing our public offering, we have used the proceeds to pay our auditor the amount of $10,823, our legal counsels the amount of $3,799 and bank charges of $155.  We still have $38,118 of our proceeds.

As of September 30, 2011, our total assets were $76,055 consisting of cash mineral properties, and deferred offering costs. Our total liabilities were $94,912.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011.  The material weakness identified included:

*          Lack of segregation of duties
*          Lack of expertise relating to complex financial reporting issues

These weaknesses may result in a more than remote likelihood that a material misstatement would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2010, we filed a second post effective amendment to the registration statement which was declared effective by the SEC on June 3, 2010.  On February 25, 2011, we completed our public offering and raised $52,833 by selling 1,056,665 shares of common stock at an offering price of $0.05 per share.  Since the close of our offering, we have spent the proceeds as follows:

Legal	$3,799
Consulting Services	$0
Exploration	$0
Analyzing Samples	$0
Telephone	$0
Mail	$0
Stationary	$0
Accounting	$10,823
Office Equipment	$0

TOTAL	$14,622

ITEM 6.              EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement.	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Charter Audit Committee.	10-K	3/31/09	99.2

99.3	Disclosure Committee.	10-K	3/31/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of November, 2011.

CORMAC MINING INC.
(the “Registrant”)

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