Form 10-K
period 2011-12-31
Cormac Mining Inc.
filed 2012-04-13
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

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
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $0.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
4,851,665 as of April 11, 2012.

PART I.

ITEM 1.           BUSINESS.

General

We were incorporated in the State of Nevada on January 17, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 936 West 14th Avenue Vancouver, British Columbia, Canada V5Z 1R4. This is our mailing address as well. Our telephone number is (604) 803-7040. Mr. Roberts supplies this office space on a rent-free basis.

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

Claim

The following is a list of tenure numbers, claim, date of recording and expiration date of the claims:

		Date of	Date of
Tenure No.	Claim Name	Recording	Expiration
523368	Sack	May 23, 2006	December 2, 2012

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

Our Proposed Exploration Program

Our exploration target is to find an ore body containing gold.  On February 11, 2011, we complete our public offering and raised $52,583.  These funds will allow us to hire consultants and begin exploration.  If we do find samples we will have the funds to have these samples analyzed.  We will also use our funds to establish an office in which to operate our business from.  Our success depends upon finding mineralized material.  This includes a determination by our consultant if the property contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it.

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

ITEM 2.           PROPERTIES.

We currently do not own any property.  We have the right to conduct exploration activities on one mineral claim.  The following is a list of tenure numbers, claim, and expiration date of our claims:

		Date of	Date of
Tenure No.	Claim Name	Recording	Expiration

523368	Sack	May 23, 2006	December 2, 2012

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

ITEM 3.           LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

On April 29, 2010, we filed a second Post-Effective Amendment to our S-1 Registration Statement.  Our Post-Effective Amendment was declared effective by the SEC on June 3, 2010, file number 333-153410, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share in a direct public offering, without any involvement of underwriters or broker/dealers.  We completed our public offering on February 25, 2011 and sold 1,051,665 shares of common stock at $0.05 per share for total proceeds of $52,583, to thirty-nine shareholders.  Since completing our public offering, we have used the proceeds to pay our auditor the amount of $18,092, our attorney $9,439, our accountant $987 and the British Columbia Minister of Finance $2,084.  We still have $21,891 of our proceeds.

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

We intend to implement a two phase exploration program. Phase 1 will consist of geochemical rockchip sampling including a petrographic study. Phase 2 will consist of either a VLF of approximately 10 lines at 100m spacing or an IP survey of approximately 4 lines at 800m spacing to investigate the property as such depth. The samples will be tested to determine if mineralized material is located on the property. Based on the tests, we will determine if we terminate operations or proceed with additional exploration of the property. During the Spring of 2012, we plan to fund the costs of Phase 1 and Phase 2 of our exploration program, including sampling and testing. We intend to take our rockchip samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report.

We estimate the cost of the geochemical rockchip sampling including assaying and the petrographic study to be $7,000. The VLF will cost $5,000 and the IP will cost $13,000. We plan to begin operations by implement both Phase 1 and Phase 2 of the exploration program through the Spring and Summer of 2012, weather permitting.

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

Liquidity and Capital Resources

Mr. Roberts has agreed to advance funds as needed until the public offering was completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral; there is nothing in writing to evidence the same. While Mr. Roberts has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same.   At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely

We acquired the right to explore one property which consists of one claim containing 12 cells comprising of a total of 616 acres. We expect to start exploration operations within 90 days.

In January 2007, we issued 2,000,000 shares of common stock to Mr. Roberts, and 1,000,000 shares of common stock to Peter Hill our former treasurer, principal financial officer, principal accounting officer and a former member of the board of directors.  Mr. Hill died on January 9, 2009.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.   In October 2007 we issued 800,000 shares of common stock to four individuals pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $8,030.00. Mr. Roberts paid in $20 and Mr. Hill paid in $10. Each of the other four shareholders paid $2,000.00 for his 200,000 shares of common stock. This was accounted for as an acquisition of shares.  Since inception our company on January 17, 2007 up until December 31, 2011, Mr. Roberts and Mr. Hill advanced $12,000 and two shareholders advanced $66,857 to cover our costs for incorporation, accounting and legal fees and donated mineral property and other expenses for a total of $1,756 and $194, respectively. Fees to Mr. Timmins were paid by Mr. Roberts. The amount owed to Mr. Roberts and the Estate of Peter Hill is non-interest bearing, unsecured and due on demand.  The amount owed to the two shareholders is non-interest bearing, unsecured and repayable at the discretion of the Company.  Further the agreement with Mr. Roberts was oral and there is no written document evidencing the agreement.

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

On April 29, 2010, we filed a second Post-Effective Amendment to our S-1 Registration Statement.  Our Post-Effective Amendment was declared effective by the SEC on June 3, 2010, file number 333-153410, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share in a direct public offering, without any involvement of underwriters or broker/dealers.  We completed our public offering on February 25, 2011 and sold 1,051,665 shares of common stock at $0.05 per share for total proceeds of $52,583, to thirty-nine shareholders.  Since completing our public offering, we have used the proceeds to pay our auditor the amount of $18,092, our attorney $9,439, our accountant $987 and the British Columbia Minister of Finance $2,084.  We still have $21,891 of our proceeds.

As of December 31, 2011, our total assets were $30,551 consisting of cash and mineral properties. Our total liabilities were $92,572.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Cormac Mining Inc.
(An Exploration Stage Company)

Financial Statements

As at December 31, 2011 and 2010

I. Vellmer Inc.
Chartered Accountant*
721 – 602 W. Hastings Street
Vancouver, B.C., V6B 1P2

	Tel:	604-687-3773
	Fax:	604-687-3778
E-mail:	vellmer@i-vellmer.ca
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cormac Mining Inc.
(An Exploration Stage Company)

I have audited the balance sheets of Cormac Mining Inc. as at December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 and from inception on January 17, 2007 to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Cormac Mining Inc. as at December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and from inception on January 17, 2007 through to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s business is in the exploration stage and has not generated any revenue to date.  At December 31, 2011 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

April 11, 2012	“I Vellmer Inc.”
Vancouver, Canada	Chartered Accountants

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets

December 31, 2011 and 2010

Assets	2011	2010
Current
Cash and cash equivalents	$27,707	$1,058

Mineral property (note 3)	2,844	2,844

Capital transaction costs	-	34,752

Total Assets	$30,551	$38,654

Liabilities
Current
Accounts payable and accrued liabilities	$13,715	$5,403
Due to related parties (note 4)	78,857	78,857
Total Liabilities	92,572	84,260

Stockholders’ (Deficiency) Equity

Capital stock (note 5)
Preferred stock: 100,000,000 authorized shares - par value of $0.00001 - no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized shares - par value of $0.00001 - 4,851,665 shares issued and outstanding (2010 – 3,800,000 shares)	49	38
Additional paid-in capital	25,813	7,992
Donated capital (note 6 )	1,950	1,950
Deficit accumulated during the exploration stage	(89,833)	(55,586)
Total Stockholders’ (Deficiency) Equity	(62,021)	(45,606)

Total Liabilities and Stockholders’ (Deficiency) Equity	$30,551	$38,654

Note 1 – Going Concern

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Operations and Comprehensive Loss
For the years ended December 31, 2011 and 2010 and
from January 17, 2007 (Inception) to December 31, 2011

			January 17, 2007
			(Inception) to
			December 31,
	2011	2010	2011

Operating expenses
Accounting fees	$9,351	$-	$9,851
Audit fees	12,568	10,221	43,492
Legal fees	9,745	5,949	25,126
Mineral exploration expenditures	2,084	2,076	8,061
Office and sundry	499	728	2,366
Regulatory and filing fees	-	-	602
Transfer agent	-	-	335

Net loss and comprehensive loss for the year	$(34,247)	$(18,974)	$(89,833)

Loss per share, Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding, Basic and Diluted	3,932,539	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statement of Stockholders’ (Deficiency) Equity
For the Period from January 17, 2007 (Inception) to December 31, 2011
(Unaudited)

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders’
	Common Stock		Paid-In	Donated	Exploration	(Deficiency)
	Shares	Amount	Capital	Capital	Stage	Equity
		$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	30

Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000	8	7,992	-	-	8,000

Donated capital	-	-	-	1,950	-	1,950

Net loss and comprehensive loss for the period	-	-	-	-	(1,088)	(1,088)
Balance, December 31, 2007	3,800,000	38	7,992	1,950	(1,088)	8,892

Net loss and comprehensive loss for the year	-	-	-	-	(16,643)	(16,643)
Balance, December 31, 2008	3,800,000	38	7,992	1,950	(17,731)	(7,751)

Net loss and comprehensive loss for the year	-	-	-	-	(18,881)	(18,881)
Balance, December 31, 2009	3,800,000	38	7,992	1,950	(36,612)	(26,632)

Net loss and comprehensive loss for the year	-	-	-	-	(18,974)	(18,974)
Balance, December 31, 2010	3,800,000	38	7,992	1,950	(55,586)	(45,606)

Common stock issued for cash, November 16, 2011, at $0.05, net of issuance costs	1,051,665	11	17,821	-	-	17,832

Net loss and comprehensive loss for the year	-	-	-	-	(34,247)	(34,247)
Balance December 31, 2011	4,851,665	49	25,813	1,950	(89,833)	(62,021)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Statements of Cash Flows
For the years ended December 31, 2011 and 2010 and
from January 17, 2007 (Inception) to December 31, 2011

			January 17, 2007
			(Inception) to
			December 31,
	2011	2010	2011

From (used in):
Operating activities
Net loss for the year	$(34,247)	$(18,974)	$(89,833)
Items not requiring cash outlay:
- Donated office expenses	-	-	194
Non-cash working capital items:
- Accounts payable and accrued liabilities	8,313	2,476	13,716
Net cash used in operating activities	(25,934)	(16,498)	(75,923)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Share capital	52,583	-	60,613
Deferred offering costs	-	(6,175)	(34,752)
Advances from related parties	-	22,376	78,857
Net cash provided by financing activities	52,583	16,201	104,718

Changes in cash and cash equivalents	26,649	(297)	27,707

Cash and cash equivalents, beginning of year	1,058	1355	-

Cash and cash equivalents, end of year	$27,707	$1,058	$27,707

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash paid for foreign exchange	$248	$287	$1,130

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

1. Nature and Continuance of Operations

Cormac Mining Inc. (“Cormac” or the “Company”) was incorporated January 17, 2007 under the laws of Nevada.  The Company is an exploration stage company engaged in the exploration for and development of base and precious metals.  It holds an interest in an exploration property in British Columbia, Canada.  The Company’s administrative head-office and base of operations is located in Vancouver, Canada.

Cormac is in the exploration stage of its mineral property interest and has not yet determined whether the property contains ore reserves which are economically recoverable.  The underlying carrying value of the mineral property interest is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and development, and future profitable production or proceeds from the sale of all or an interest in its mineral claims.

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

Foreign Currency Translation
The Company’s functional currency is the United States dollar. Some transactions occur in Canadian currency, and management has adopted FASB ASC Topic 830-20 “Foreign Currency Transactions”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.  Gains and losses arising on foreign currency translation are included in operations in the period in which they are incurred.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

2. Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2011 the Company does not have any cash equivalents; at the same date its cash is deposited in bank accounts that are not federally insured.

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

Management believes that there has not been any impairment of the Company’s long-lived assets as at December 31, 2011 and 2010.

Capital Transactions Costs
The Company defers direct and incremental costs incurred in connection with the issuance of share capital and other capital transactions as a non-current asset and charges the costs against share capital when the capital transaction is completed or to expense when the capital transaction is abandoned.

Comprehensive Income
In accordance with FASB ASC Topic 220 “Comprehensive Income,” comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  There are no items of comprehensive income or loss as at December 31, 2011 and 2010 and for the years then ended.

Income Taxes
Deferred income taxes are provided for temporary differences between the GAAP and tax-reporting amounts of assets and liabilities. If it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation reserve is recognized and no benefit is recorded.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

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

Financial Instruments
Financial instruments that are measured at fair value use inputs, which are classified within a hierarchy that prioritizes their significance. The three levels of the fair value hierarchy are:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – inputs for the asset or liability that are not based on observable market data.

Recent Accounting Pronouncements
Recently issued accounting pronouncements by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not believed by management, to have a material impact on the present or future financial statements.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

3. Mineral Property Acquisition Costs

During the period ended December 31, 2007, the Company acquired 100% of the mineral rights to a claim unit in the Nicola Mining Division of the Province of British Columbia with an expiry date of December 2012; the claim is named the Sack Property.  As at December 31, 2011, the mineral rights are held in trust for the Company by its President.

Exploration expenditures incurred during the year ended December 31, 2011 consisted of $2,083 claim maintenance fees (2010 - $2,076, cumulative $8,060).

4. Due to Related Parties

A director and a former director of the Company are owed $12,000 (2010 - $12,000) for expenses paid on the Company’s behalf. The amounts due are non-interest bearing, have no stated terms of repayment and are unsecured.

In addition, two shareholders of the Company are owed $66,857 (2010 - $66,857).  These advances are non-interest bearing, unsecured, and are repayable at the Company’s discretion.

5. Capital Stock

In November 2011, the Company issued 1,051,665 common shares at an offering price of $0.05 per share for total proceeds of $52,583 as part of its Initial Public Offering (“IPO”).  The Company recognized $34,751 of capital transaction costs, consisting primarily of professional fees, with regards to the IPO.  The net proceeds of the IPO were $17,832.

There are no outstanding warrants, agreements or options on shares as at December 31, 2011 and 2010.

6. Donated Capital

During the year ended December 31, 2007, the Company received a donated mineral property in the amount of $1,756 and donated office expenditures in the amount of $194 from its President. The donated goods were recorded at the President’s carrying value.  There were no goods or services donated to the Company subsequently.

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

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

7. Income Taxes (continued)

	2011	2010

Statutory rate	26.5%	28.5%

Income taxes recovered at the effective tax rate	$9,075	$5,408

Adjustment for temporary timing differences:	(552)	(592)

	8,523	4,816
Change in tax rate	(1,796)	(1,017)
Benefit of tax losses not recognized in year	(6,727)	(3,799)
Income tax recovery (expense) recognized in year	$-	$-

	December 31, 2011	December 31, 2010

Net operating loss carry forwards (expiring in 2027-2031)	$81,772	$49,609

Deferred tax assets	$23,806	$15,842
Less: Valuation allowance	(23,806)	(15,842)
Net deferred tax assets	$-	$-

The change in valuation allowance on deferred tax assets was $7,964 in 2011 (2010 -$4,858).

8.  Foreign Operations

The accompanying balance sheet as at December 31, 2011 includes $27,707 of cash and $2,844 of mineral property cost; both assets are held in Canada (2010 - $1,058 and $2,844, respectively).

9.   Financial Instruments And Risk Management

Fair Values

The fair value of cash is measured based on level 1 of the fair value hierarchy.

The fair values of accounts payable and accrued liabilities and due to related party approximate their book values because of the short-term nature of these instruments.

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

9.   Financial Instruments And Risk Management (Continued)

(a) Financial Risk Management

The Board of Directors has overall responsibility for the establishment and oversight of the Company’s risk management framework. The Company considers the fluctuations of financial markets and seeks to minimize potential adverse effects on financial performance.

(b) Financial Instrument Risk Exposure

The Company is exposed in varying degrees to a variety of financial instrument related risks.

Credit Risk
Credit risk is the risk of a financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligation. The Company’s exposure to credit risk includes cash. The Company reduces its credit risk by maintaining its bank accounts at large international financial institutions. The maximum exposure to credit risk is equal to the carrying value of its only financial asset cash.

Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its obligations as they become due. The Company’s ability to continue as a going concern is dependent on management’s ability to raise required funding through future equity issuances. The Company manages its liquidity risk by forecasting cash flows from operations and anticipating any investing and financing activities.

Market risk
Market risk is the risk of loss that may arise from changes in market factors such as interest rates, foreign exchange rates, and commodity and equity prices.  Management believes that the Company is not exposed to significant risk from changes to interest rates, foreign exchange and commodity and equity prices.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the years ended December 31, 2011 and 2010, included in this report have been audited by I. Vellmer Inc., as set forth in this annual report.

ITEM 9A.        CONTROLS AND PROCEDURES.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and director of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of November 30, 2009, the Company’s internal control over financial reporting was not effective based on those criteria in that procedures were not in place to provide for timely, complete, accurate reporting of events.  The major reason for the foregoing was our president’s lack of experience with his reporting and disclosure obligations.  Our president is committed to educating himself through the seminars and consulting with attorneys to become fully knowledgeable with his obligations.  In addition, currently there are no written policies or procedures that clearly define the roles in the disclosure and reporting process.  We intend to define various roles and responsibilities related to this process during 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Director

Each of our directors serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our each of our officers and director are set forth below:

Name and Address	Age	Position(s)
Brian Roberts	47	president, principal executive officer, secretary and director

Locke B. Goldsmith	69	vice president

The person named above has held his office/position since inception of our company and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Officers and Director

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

Conflicts of Interest

We believe that Messrs. Roberts and Goldsmith will not be subject to conflicts of interest. Since, we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Messrs. Roberts and Goldsmith resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Compliance with Section 16(a) of the Exchange Act

Messrs. Roberts and Goldsmith have failed to file their initial Form 3s.  Mr. Roberts’s was due at the SEC on April 3, 2009.  Mr. Goldsmith’s Form 3 was due at the SEC on April 24, 2010.  Further, Messrs. Roberts and Goldsmith have failed to file a Form 5 disclosing their failure to file their Form 3.  Mr. Roberts’s Form 5 was due at the SEC on February 14, 2010.  Mr. Goldsmith’s Form 5 was due at the SEC on February 14, 2011.  Messrs. Roberts and Goldsmith have not indicated when they intend to file the Form 3s or Form 5s.

ITEM 11.         EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2011, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brian Roberts	2011	0	0	0	0	0	0	0	0
President/CEO/CFO	2010	0	0	0	0	0	0	0	0

Locke Goldsmith	2011	0	0	0	0	0	0	0	0
Vice President	2010	0	0	0	0	0	0	0	0

We have not paid any salaries in 2011, and we do not anticipate paying any salaries at any time in 2012. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth all compensation paid to our director during the calendar year December 31, 2011.  We have not paid any compensation to our directors in 2011 and do not anticipate paying any compensation to our directors in 2012.

Director Compensation
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian Roberts	0	0	0	0	0	0	0

Our director does not receive any compensation for serving as a member of the board of directors.

As of the date hereof, we have not entered into employment contracts with our any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership
Brian Roberts [1]	2,000,000	41.22%
936 West 14th Avenue
Vancouver, BC, Canada V5Z 1R4

Locke Goldsmith [1]	0	0.00%
936 West 14th Avenue
Vancouver, BC, Canada V5Z 1R4

All Officers and Directors	2,000,000	41.22%
as a Group (2 people)

Estate of Peter Hill, deceased [2]	1,000,000	20.61%
1016 - 470 Granville Street
Vancouver, BC, Canada V6C 1V5

[1]	The person named above “promoter” as defined in the Securities Exchange Act of 1934. Messrs. Roberts and Goldsmith are the only “promoters” of our company.

[2]
In early 2009, Mr. Peter, our former Treasurer, Chief Financial Officer, Principal Financial Officer and a member of our Board of Directors, passed away. The only beneficiary of his estate is his wife, Ruth Hill.

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

Mssrs. Roberts and Goldsmith are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

As at June 30, 2008, Mr. Roberts advanced $10,000.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)        Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$11,221	I. Vellmer Inc. Chartered Accountants
2010	$10,221	I. Vellmer Inc. Chartered Accountants

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	I. Vellmer Inc. Chartered Accountants
2010	$0	I. Vellmer Inc. Chartered Accountants

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	I. Vellmer Inc. Chartered Accountants
2010	$0	I. Vellmer Inc. Chartered Accountants

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	I. Vellmer Inc. Chartered Accountants
2010	$0	I. Vellmer Inc. Chartered Accountants

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

PART IV. OTHER INFORMATION

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement.	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Charter Audit Committee	10-K	3/31/09	99.2

99.3	Disclosure Committee	10-K	3/31/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of April, 2012.

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

Signature	Title	Date

BRIAN ROBERTS	President, Principal Executive Officer, Principal	April 11, 2012
Brian Roberts	Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	8/18/08	3.1

3.2	Bylaws.	S-1	8/18/08	3.2

4.1	Specimen Stock Certificate.	S-1	8/18/08	4.1

10.1	Trust Agreement.	S-1	8/18/08	10.1

14.1	Code of Ethics.	10-K	3/31/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Charter Audit Committee	10-K	3/31/09	99.2

99.3	Disclosure Committee	10-K	3/31/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

101.DEF	XBRL Taxonomy Extension – Definition.				X