Form 10-Q
period 2012-03-31
Cormac Mining Inc.
filed 2012-05-15
CIK 1443270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
4,851,665 shares of common stock as of May 11, 2012.

PART I- FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Cormac Mining Inc.
(an Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
Assets	2012	2011
Current
Cash and cash equivalents	$22,165	$27,707

Mineral property	2,844	2,844

Total Assets	$25,009	$30,551

Liabilities
Current
Accounts payable and accrued liabilities	$12,253	$13,715
Due to related parties	78,857	78,857
Total Liabilities	91,110	92,572

Shareholders’ (Deficiency) Equity

Capital stock (note 4)	-	-
Preferred stock: 100,000,000 authorized shares
- par value of $0.00001
- no shares issued and outstanding
Common stock: 100,000,000 authorized shares	49	49
- par value of $0.00001
- 4,851,665 shares issued and outstanding
Additional paid-in capital	25,813	25,813
Donated capital	1,950	1,950
Deficit accumulated during the exploration stage	(93,913)	(89,833)
Total Shareholders’ (Deficiency) Equity	(66,101)	(62,021)

Total Liabilities and Shareholders’ (Deficiency) Equity	$25,009	$30,551

Note 2 – Going Concern

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Operations and Comprehensive Loss
For the Three Month Periods ended March 31, 2012 and 2011 and from January 17, 2007 (Inception) to March 31, 2012
(Unaudited)

			January 17, 2007
	Three months ended		(Inception)
	March 31,		to March 31,
	2012	2011	2012

Operating expenses
Accounting and audit	$4,169	$11,151	$57,512
Legal fees	-	-	25,126
Mineral exploration expenditures	-	-	8,061
Office and sundry	(89)	592	2,277
Regulatory and filing fees	-	-	602
Transfer agent	-	-	335

Net loss and comprehensive loss for the period	$(4,080)	$(11,743)	$(93,913)

Loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	4,851,665	3,800,000

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statement of Stockholders’ (Deficiency) Equity
For the period from January 17, 2007 (Inception) to March 31, 2012
(Unaudited)

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders’
	Common Stock		Paid-In	Donated	Exploration	(Deficiency)
	Shares	Amount	Capital	Capital	Stage	Equity
		$	$	$	$	$

Common stock issued for cash, January 23, 2007, to two directors at $0.00001 per share	3,000,000	30	-	-	-	30
Common stock issued for cash, October 31, 2007, at $0.01 per share	800,000	8	7,992	-	-	8,000
Donated capital	-	-	-	1,950	-	1,950
Net loss and comprehensive loss for the period	-		-	-	(1,088)	(1,088)
Balance, December 31, 2007	3,800,000	38	7,992	1,950	(1,088)	8,892

Net loss and comprehensive loss for the year	-	-	-	-	(16,643)	(16,643)
Balance, December 31, 2008	3,800,000	38	7,992	1,950	(17,731)	(7,751)

Net loss and comprehensive loss for the year	-	-	-	-	(18,881)	(18,881)
Balance, December 31, 2009	3,800,000	38	7,992	1,950	(36,612)	(26,632)

Net loss and comprehensive loss for the year	-	-	-	-	(18,974)	(18,974)
Balance, December 31, 2010	3,800,000	38	7,992	1,950	(55,586)	(45,606)

Common stock issued for cash November 16 at $0.05, net of issuance costs	1,051,665	11	17,821	-	-	17,832
Net loss and comprehensive loss for the year	-	-	-	-	(34,247)	(34,247)
Balance December 31, 2011	4,851,665	49	25,813	1,950	(89,833)	(62,021)

Net loss and comprehensive loss for the period					(4,080)	(4,080)
Balance March 31, 2012	4,851,665	49	25,813	1,950	(93,913)	(66,101)

See accompanying Notes

Cormac Mining Inc.
(an Exploration Stage Company)
Interim Statements of Cash Flows
For the three months ended March 31, 2012 and 2011 and
From January 17, 2007 (Inception) to March 31, 2012
(Unaudited)

			January 17, 2007
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

From (used in):
Operating activities
Net loss for the period	$(4,080)	$(11,743)	$(93,913)
Items not requiring cash outlay:
- Donated office expenses	-	-	194
Non-cash working capital items:
- Accounts payable and accrued liabilities	(1,462)	9,164	12,254
Net cash used in operating activities	(5,542)	(2,579)	(81,465)

Investing activities
Mineral property acquisition costs	-	-	(1,088)

Financing activities
Capital stock	-	52,833	60,613
Deferred offering costs	-	-	(34,752)
Advances from related parties	-	-	78,857
Net cash provided by financing activities	-	52,833	104,718

Changes in cash and cash equivalents	(5,542)	50,254	22,165

Cash and cash equivalents, beginning of period	27,707	1,058	-

Cash and cash equivalents, end of period	$22,165	$51,312	$22,165

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Cash rec’d(paid) for foreign exchange	$126	$(497)	$(1,004)

Supplemental disclosure of non-cash investing and financing activities:
Donation of mineral property	$-	$-	$1,756

See accompanying Notes

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2012
(Unaudited)

1. Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements for the year ended December 31, 2011. The interim unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal, recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3. Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements for December 31, 2011

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

Cormac Mining Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2012
(Unaudited)

4. Capital Stock

The Company’s common stock is not subject to warrants, agreements or options at March 31, 2012.

5. Foreign Operations

The accompanying balance sheet as at March 31, 2012 includes $22,165 of cash and $2,844 of mineral property cost; both assets are held in Canada (December 31, 2011 - $27,707 and $2,844, respectively).

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

We estimate the cost of the geochemical rockchip sampling including assaying and the petrographic study to be $7,000. The VLF will cost $5,000 and the IP will cost $13,000. We plan to begin operations by implement both Phase 1 and Phase 2 of the exploration program through the Summer of 2012, weather permitting.

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

As of March 31, 2012, our total assets were $25,009 consisting of cash and mineral properties. Our total liabilities were $91,110.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012.  The material weakness identified included:

*           Lack of segregation of duties
*           Lack of expertise relating to complex financial reporting issues

These weaknesses may result in a more than remote likelihood that a material misstatement would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2010, we filed a second Post-Effective Amendment to our S-1 Registration Statement.  Our Post-Effective Amendment was declared effective by the SEC on June 3, 2010, file number 333-153410, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.05 per share in a direct public offering, without any involvement of underwriters or broker/dealers.  We completed our public offering on February 25, 2011 and sold 1,051,665 shares of common stock at $0.05 per share for total proceeds of $52,583, to thirty-nine shareholders.  Since completing our public offering, we have used the proceeds to pay our auditor the amount of $21,736, our attorney $9,439, our accountant $987 and the British Columbia Minister of Finance $2,084.  We still have $21,885 of our proceeds.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2012.

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